Form 10-Q
period 2000-09-30
WERNER HOLDING CO INC /PA/; WERNER HOLDING CO INC /DE/
filed 2000-11-13
CIK 1056121, 1056112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


        COMMISSION FILE NO. 333-46607-12                       COMMISSION FILE NO. 333-46607

          WERNER HOLDING CO. (PA), INC.                        WERNER HOLDING CO. (DE), INC.
-------------------------------------------------    -------------------------------------------------
(EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS     (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS
                    CHARTER)                                             CHARTER)

        PENNSYLVANIA              25-0906875                   DELAWARE                25-1581345
-------------------------------------------------    -------------------------------------------------
(STATE OR OTHER JURISDICTION     (IRS EMPLOYER       (STATE OR OTHER JURISDICTION     (IRS EMPLOYER
             OF               IDENTIFICATION NO.)                 OF               IDENTIFICATION NO.)
      INCORPORATION OR                                     INCORPORATION OR
       ORGANIZATION)                                        ORGANIZATION)

                                                        1105 NORTH MARKET ST.,
       93 WERNER RD.                                          SUITE 1300
  GREENVILLE, PENNSYLVANIA           16125               WILMINGTON, DELAWARE             19899
-------------------------------------------------    -------------------------------------------------
   (ADDRESS OF PRINCIPAL          (ZIP CODE)            (ADDRESS OF PRINCIPAL          (ZIP CODE)
     EXECUTIVE OFFICES)                                   EXECUTIVE OFFICES)

                 (724) 588-2550                                       (302) 478-5723
-------------------------------------------------    -------------------------------------------------
(CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA     (CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA
                      CODE)                                                CODE)


         Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of September 30, 2000:

    Werner Holding Co. (PA), Inc.    1,879.5454 shares of Class A Common Stock
                                     21,774.9346 shares of Class B Common Stock
                                     5,673.7700 shares of Class C Common Stock
                                     1,000 shares of Class D Common Stock
                                     45,000 shares of Class E Common Stock

    Werner Holding Co. (DE), Inc.    1,000 shares of Common Stock

                                      INDEX


                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                         PERIOD ENDED SEPTEMBER 30, 2000


PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets--September 30, 2000 and
                     December 31, 1999....................................................................           1
                   Condensed Consolidated Statements of Income--Three and Nine Months
                     Ended September 30, 2000 and 1999....................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit)--Three and Nine Months Ended September 30, 2000 and 1999.............          3
                   Condensed Consolidated Statements of Cash Flows--Nine Months Ended
                     September 30, 2000 and 1999..........................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations of Werner Holding Co. (PA), Inc. and
                    Subsidiaries..........................................................................          14
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          18

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          19
Item 6.          Exhibits and Reports on Form 8-K.........................................................          20

SIGNATURES       .........................................................................................          21


The financial statements included herein are that of Werner Holding Co. (PA), Inc. ("Holding (PA)"). The Co-registrants are Holding (PA) and Werner Holding Co. (DE), Inc. (the "Issuer"), which is a wholly-owned subsidiary of Holding
(PA). Holding (PA) has no substantial operations or assets other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. As used herein and except as the context otherwise may require, the "Company" or "Werner" means, collectively, Holding (PA), the Issuer and all of their consolidated subsidiaries.

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2000           1999
                                                    -------------  ------------
                                                     (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents ......................     $   1,142      $     866
  Undivided interest in accounts receivable ......        69,288         68,393
  Allowance for doubtful accounts ................        (2,000)        (1,900)
  Refundable income taxes ........................            --            697
  Inventories ....................................        61,255         58,348
  Deferred income taxes ..........................         1,807          2,420
  Other ..........................................         1,912          1,907
                                                       ---------      ---------
    Total current assets .........................       133,404        130,731

Property, plant and equipment, net ...............        99,126         83,507

Other assets:
  Deferred income taxes ..........................        14,382         10,972
  Deferred financing fees, net ...................         9,757         11,474
  Other ..........................................        18,581         18,756
                                                       ---------      ---------
                                                          42,720         41,202
                                                       ---------      ---------
    TOTAL ASSETS .................................     $ 275,250      $ 255,440
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ...............................     $  26,624      $  31,065
  Accrued liabilities ............................        37,801         36,679
  Income taxes payable ...........................         3,292           --
  Current maturities of long-term debt ...........         1,450          1,450
                                                       ---------      ---------
    Total current liabilities ....................        69,167         69,194

Long-term obligations:
  Long-term debt .................................       276,648        277,434
  Reserve for product liability and workers'
    compensation claims ..........................        38,064         29,247
  Other long-term obligations ....................        26,264         23,441
                                                       ---------      ---------
    Total liabilities ............................       410,143        399,316

Shareholders' deficit:
  Common stock ...................................             1              1
  Additional paid-in-capital .....................       201,272        198,786
  Accumulated deficit ............................      (333,439)      (341,718)
  Accumulated other non-owner changes in equity ..          (260)          (260)
  Notes receivable arising from stock loan plan ..        (2,467)          (685)
                                                       ---------      ---------
    Total shareholders' deficit ..................      (134,893)      (143,876)
                                                       ---------      ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ..     $ 275,250      $ 255,440
                                                       =========      =========


      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                    -----------------------------           -----------------------------
                                                      2000                1999                2000                 1999
                                                    ---------           ---------           ---------           ---------
Net sales .....................................     $ 129,520           $ 122,563           $ 399,053           $ 352,798
Cost of sales .................................        93,610              86,622             293,702             249,794
                                                    ---------           ---------           ---------           ---------
Gross profit ..................................        35,910              35,941             105,351             103,004
General and administrative expenses ...........         6,091               7,439              20,815              22,810
Selling and distribution expenses .............        16,474              14,913              47,313              43,580
Plant shutdown costs ..........................            --                  --               1,400                  --
                                                    ---------           ---------           ---------           ---------
Operating profit ..............................        13,345              13,589              35,823              36,614
Other income (expense), net ...................          (243)               (510)               (191)               (681)
                                                    ---------           ---------           ---------           ---------
Income before interest and taxes ..............        13,102              13,079              35,632              35,933
Interest expense ..............................         7,020               6,581              20,899              19,978
                                                    ---------           ---------           ---------           ---------
Income before income taxes ....................         6,082               6,498              14,733              15,955
Income taxes ..................................         2,460               2,624               5,843               6,422
                                                    ---------           ---------           ---------           ---------
NET INCOME ....................................     $   3,622           $   3,874           $   8,890           $   9,533
                                                    =========           =========           =========           =========


       See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                           ACCUMULATED
                                                             ADDITIONAL                     OTHER NON-                TOTAL
                                                COMMON        PAID-IN       ACCUMULATED    OWNER EQUITY             SHAREHOLDERS'
                                                STOCK         CAPITAL         DEFICIT        CHANGES      OTHER    EQUITY (DEFICIT)
                                                -------      ----------     -----------    ------------   -------  ---------------

Balance at January 1, 2000 .................    $     1       $ 198,786       $(341,718)      $(260)      $  (685)     $(143,876)
Non-owner equity changes:
  Net income ...............................                                      1,645                                    1,645
                                                                                                                       ---------
    Total non-owner equity changes .........                                                                               1,645
Notes receivable arising from stock
  loan plan, net ...........................                                                               (1,624)        (1,624)
Repurchase of common stock .................                                       (611)                                    (611)
Issuance of common stock ...................                      2,172                                                    2,172
                                                -------       ---------       ---------       -----       -------      ---------
Balance at March 31, 2000 ..................    $     1       $ 200,958       $(340,684)      $(260)      $(2,309)     $(142,294)
                                                =======       =========       =========       =====       =======      =========

Non-owner equity changes:
  Net income ...............................                                      3,623                                    3,623
                                                                                                                       ---------
    Total non-owner equity changes .........                                                                               3,623
Notes receivable arising from stock
  loan plan ................................                                                                 (635)          (635)
Issuance of common stock ...................                        847                                                      847
                                                -------       ---------       ---------       -----       -------      ---------
Balance at June 30, 2000 ...................    $     1       $ 201,805       $(337,061)      $(260)      $(2,944)     $(138,459)
                                                =======       =========       =========       =====       =======      =========

Non-owner equity changes:
  Net income ...............................                                      3,622                                    3,622
                                                                                                                       ---------
    Total non-owner equity changes .........                                                                               3,622
Reduction in notes receivable arising
  from stock loan plan .....................                                                                  477            477
Repurchase of common stock .................                       (533)                                                    (533)
                                                -------       ---------       ---------       -----       -------      ---------
Balance at September 30, 2000 ..............    $     1       $ 201,272       $(333,439)      $(260)      $(2,467)     $(134,893)
                                                =======       =========       =========       =====       =======      =========

       See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                         ACCUMULATED
                                                                           ADDITIONAL     OTHER NON-                   TOTAL
                                                 COMMON      PAID-IN       ACCUMULATED   OWNER EQUITY               SHAREHOLDERS'
                                                 STOCK       CAPITAL         DEFICIT        CHANGES      OTHER      EQUITY (DEFICIT)
                                                 -------     ---------     ------------  -------------  ---------   ---------------

Balance at January 1, 1999 ....................  $     1     $ 198,847     $(351,607)    $(1,638)          $  --     $(154,397)
Non-owner equity changes:
  Net income ..................................                                1,151                                     1,151
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of $19) ..........                                               35                            35
    Less: reclassification adjustment
      for gains realized included in net
      income (net of tax) .....................                                              (18)                          (18)
                                                                                                                     ---------
      Total non-owner equity changes ..........                                                                          1,168
Notes receivable arising from stock
  loan plan ...................................                                                             (580)         (580)
                                                 -------     ---------     ---------     -------           -----     ---------
Balance at March 31, 1999 .....................  $     1     $ 198,847     $(350,456)    $(1,621)          $(580)    $(153,809)
                                                 =======     =========     =========     =======           =====     =========

Non-owner equity changes:
  Net income ..................................                                4,508                                     4,508
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of $27) ..........                                               49                            49
    Less: reclassification adjustment
      for gains realized included in net
      income (net of tax) .....................                                              (26)                          (26)
                                                                                                                     ---------
      Total non-owner equity changes ..........                                                                          4,531
Notes receivable arising from stock
  loan plan ...................................                                                              (80)          (80)
Repurchase of common stock ....................                               (1,429)                                   (1,429)
                                                 -------     ---------     ---------     -------           -----     ---------
Balance at June 30, 1999 ......................  $     1     $ 198,847     $(347,377)    $(1,598)          $(660)    $(150,787)
                                                 =======     =========     =========     =======           =====     =========

Non-owner equity changes:
  Net income ..................................                                3,874                                     3,874
                                                                                                                     ---------
      Total non-owner equity changes ..........                                                                          3,874
Notes receivable arising from stock
  loan plan ...................................                                                               30            30
Repurchase of common stock ....................                    (61)                                                    (61)
                                                 -------     ---------     ---------     -------           -----     ---------
Balance at September 30, 1999 .................  $     1     $ 198,786     $(343,503)    $(1,598)          $(630)    $(146,944)
                                                 =======     =========     =========     =======           =====     =========

Non-owner equity changes:
  Net income ..................................                                1,785                                     1,785
  Other non-owner equity changes:
    Adjustment to minimum pension
      liability ...............................                                            1,338                         1,338
                                                                                                                      ---------
      Total non-owner equity changes ..........                                                                          3,123
Notes receivable arising from stock loan plan .                                                              (55)          (55)
                                                 -------     ---------     ---------     -------           -----     ---------
Balance at December 31, 1999 ..................  $     1     $ 198,786     $(341,718)    $  (260)          $(685)    $(143,876)
                                                 =======     =========     =========     =======           =====     =========

       See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                     NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                ---------------------------
                                                                                                  2000               1999
                                                                                                --------           --------
OPERATING ACTIVITIES
Net income .................................................................................    $  8,890           $  9,533
Reconciliation of net income to net cash provided by operating activities:
  Depreciation .............................................................................       6,555              6,077
  Amortization of deferred financing fees and original issue discount ......................       2,019              1,979
  Amortization of recapitalization and other deferred costs ................................       2,709              2,915
  Provision for plant shutdown costs .......................................................       1,400                 --
  Provision for losses on accounts receivable ..............................................         100                499
  Provision for product liability and workers' compensation claims .........................      11,344             12,472
  Payment of product liability and workers' compensation claims ............................      (2,527)            (1,431)
  Deferred income taxes ....................................................................      (2,797)            (5,689)
  Changes in operating assets and liabilities:
    Undivided interest in accounts receivable ..............................................        (895)           (21,996)
    Refundable income taxes ................................................................         697                490
    Inventories ............................................................................      (2,907)            (9,528)
    Accounts payable .......................................................................      (2,518)             4,015
    Accrued liabilities ....................................................................        (271)            10,934
    Income taxes payable ...................................................................       3,292                250
    Other, net .............................................................................          30                264
                                                                                                --------           --------
Net cash provided by operating activities ..................................................      25,121             10,784

INVESTING ACTIVITIES
Capital expenditures .......................................................................     (22,059)           (13,455)
Other, net .................................................................................         131                200
                                                                                                --------           --------
Net cash used in investing activities ......................................................     (21,928)           (13,255)

FINANCING ACTIVITIES
Issuance of notes receivable arising from stock loan plan ..................................          --               (630)
Repayment of notes receivable arising from stock loan plan .................................         137                 --
Issuance of common stock ...................................................................         704                 --
Repurchase of common stock .................................................................        (748)            (1,490)
Decrease in cash overdrafts ................................................................      (1,923)                --
Repayments of long-term debt ...............................................................      (1,087)            (1,087)
                                                                                                --------           --------
Net cash used in financing activities ......................................................      (2,917)            (3,207)
                                                                                                --------           --------

Net increase (decrease) in cash and cash equivalents .......................................         276             (5,678)
Cash and cash equivalents at beginning of period ...........................................         866              9,387
                                                                                                --------           --------
Cash and cash equivalents at end of period .................................................    $  1,142           $  3,709
                                                                                                ========           ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for notes receivable
  arising from stock loan plan .............................................................    $  2,315           $     --
                                                                                                ========           ========
Cancellation of notes receivable arising from stock loan plan
  in connection with repurchase of common stock ............................................    $   (396)          $     --
                                                                                                ========           ========


       See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

A. BASIS OF PRESENTATION, RECENTLY ISSUED ACCOUNTING STANDARDS AND RECAPITALIZATION

  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

          Certain amounts for 1999 have been reclassified to conform to the 2000 interim period presentation.

   Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was originally required to be adopted by the Company in 2000. In September 1999, the FASB issued Statement No. 137 (SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. SFAS No. 137 deferred the date by which the Company is required to adopt SFAS No. 133 to 2001. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133 relating to a limited number of issues causing implementation difficulties. SFAS No. 133, as amended, requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other non-owner equity changes until the hedged item is recognized in earnings. The portion of a derivative's change in fair value, if unrelated to a hedge, will be immediately recognized in earnings. Management is currently completing a plan of implementation, but has not yet determined what effect SFAS No. 133, as amended, will have on the Company's results of operations, financial position, or cash flows.

         In September 2000, the FASB issued Statement No. 140 (SFAS No. 140), a replacement of Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                             (DOLLARS IN THOUSANDS)

A. BASIS OF PRESENTATION, RECENTLY ISSUED ACCOUNTING STANDARDS AND RECAPITALIZATION - CONTINUED

The Recapitalization

          In 1997, the Company entered into a recapitalization agreement (the "Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively, the "Investors"). Pursuant to the Agreement, the Company's common stock was reclassified and the Company redeemed certain shares of its reclassified stock for $330,700 and a market participation right, and sold to the Investors newly created common shares for $122,700 representing 67% of the outstanding voting equity of the Company (all of which actions together constituted the "Recapitalization"). The transaction was accounted for as a recapitalization and as such the historical basis of the Company's assets and liabilities was not affected. The Recapitalization was funded through borrowings under a senior credit facility with a syndicate of banks (the "Senior Credit Facility"), the issuance of Senior Subordinated Notes (the "Notes"), and the proceeds from the sale of stock to the Investors.

B.  INVENTORIES

         Components of inventories are as follows:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2000           1999
                                                -------------   ------------

Finished products ............................     $36,856        $30,470
Work-in-process ..............................      14,473         15,267
Raw materials and supplies ...................      19,500         22,296
                                                   -------        -------
                                                    70,829         68,033
Less excess of cost over LIFO stated values ..       9,574          9,685
                                                   -------        -------
NET INVENTORIES ..............................     $61,255        $58,348
                                                   =======        =======

C.  COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any pending legal proceeding, the Company believes that such legal proceedings and claims individually and in the aggregate are either without merit, covered by insurance or adequately reserved for, and will not have a material adverse effect on its results of operations, financial position, or cash flows.

         The Company participates in a group credit arrangement related to certain employee insurance coverage whereby the group collectively provides the insurer with credit assurance through letters of credit issued by the participants. The Company is contingently liable up to the amount of letters of credit, totaling approximately $1.4 million, which have been issued by the Company under this credit arrangement.

         In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                             (DOLLARS IN THOUSANDS)


C.  COMMITMENTS AND CONTINGENCIES - CONTINUED

a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999, which continues to be pending before the Court of Appeals for the Third Circuit. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

D.  SEGMENT INFORMATION

         The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                                      ------------------------------            ------------------------------
                                                        2000                 1999                 2000                 1999
                                                      ---------            ---------            ---------            ---------
NET SALES
Climbing Products ..............................      $ 105,013            $  96,635            $ 321,255            $ 275,529
Extruded Products ..............................         24,507               25,928               77,798               77,269
                                                      ---------            ---------            ---------            ---------
                                                      $ 129,520            $ 122,563            $ 399,053            $ 352,798
                                                      =========            =========            =========            =========

OPERATING PROFIT (LOSS)
Climbing Products ..............................      $  11,851            $  12,666            $  32,604            $  33,940
Extruded Products ..............................          2,056                1,815                4,941                6,952
Corporate & Other ..............................           (562)                (892)              (1,722)              (4,278)
                                                      ---------            ---------            ---------            ---------
                                                      $  13,345            $  13,589            $  35,823            $  36,614
                                                      =========            =========            =========            =========


         Corporate and Other includes various corporate expenses and eliminations. Operating profit for the Climbing Products segment for the nine month period ended September 30, 2000 includes the impact of a $1,400 charge related to plant shutdown costs - see Note F.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

E.  SALES OF ACCOUNTS RECEIVABLE

         The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a receivables purchase agreement. As of September 30, 2000 and December 31, 1999, the Company had sold $89,288 and $88,393 of accounts receivable in exchange for $20,000 in cash and an undivided interest in the accounts receivable of $69,288 and $68,393, respectively. The ongoing cost associated with the receivables purchase agreement, which represents a return to investors in the purchased interests, is reported in the accompanying condensed consolidated statements of operations in "Other income (expense), net".

F.  PLANT SHUTDOWN COSTS

         During the quarter ended September 30, 2000, the Company began implementing a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana and Swainsboro, Georgia facilities. The production at these facilities, which were leased as part of the Keller acquisition in the fourth quarter of 1999, is being absorbed by the Company's other manufacturing facilities. Plant shutdown costs of $1,400 to cover the estimated costs associated with closing these facilities were recorded in the quarter ended June 30, 2000 when the plan was adopted. The plan reflects the elimination of approximately 240 jobs primarily in manufacturing functions. The affected employees are entitled to receive severance, vacation and other benefits totaling approximately $372 of which $220 was recorded in the third quarter upon notification of employees. As of September 30, 2000, $350 of such costs was paid. As of September 30, 2000, the charge includes other estimated exit costs of $1,028 which include continuing lease payments, security and other costs applicable to the leased facilities through the end of the respective non-cancelable lease periods. Other exit costs of $110 were paid as of September 30, 2000. The payment of the remaining costs is expected to extend through December 31, 2001.

G.  SUPPLEMENTAL GUARANTOR INFORMATION

         In connection with the Recapitalization in 1997, the Company refinanced substantially all of its outstanding debt through borrowings under the Senior Credit Facility and the Notes. The issuer of the refinanced debt is Werner Holding Co. (DE), Inc. (the "Issuer"). Holding (PA) has provided a full, unconditional, joint and several guaranty of the Issuer's obligations under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively referred to as the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

         Following is condensed consolidated information for Holding (PA) (the "Parent Company"), the Issuer, the Guarantor Subsidiaries, and Werner Funding Corporation (the "Non-Guarantor Subsidiary"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries is combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

         Investments in subsidiaries are accounted for on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the respective investment accounts of the Parent Company and the Issuer. The investments in subsidiaries and intercompany balances and transactions have been eliminated. Income taxes are allocated generally on a separate return basis with reimbursement for losses utilized on a consolidated basis in accordance with a tax sharing agreement between the Company and each of its subsidiaries.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

G.       SUPPLEMENTAL GUARANTOR INFORMATION - CONTINUED

                                                                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                              ------------------------------------------------------------------------------------
                                                                            COMBINED         NON-
                                               PARENT                      GUARANTOR      GUARANTOR
                                               COMPANY         ISSUER     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                              ---------      ---------    ------------    ----------   ------------   ------------

SEPTEMBER 30, 2000
ASSETS
Current Assets:
     Undivided interest in accounts
        receivable ......................     $       -      $       -      $       -      $  69,288     $       -     $  69,288
     Inventories, net ...................             -              -         61,255              -             -        61,255
     Other current assets ...............           127             17          2,716              1             -         2,861
                                              ---------      ---------      ---------      ---------     ---------     ---------
        Total current assets ............           127             17         63,971         69,289             -       133,404
Property, plant and equipment, net ......             -              2         99,124              -             -        99,126
Investment in subsidiaries ..............      (146,296)      (124,612)         6,735              -       264,173             -
Other assets ............................             5          6,839         35,776            100             -        42,720
                                              ---------      ---------      ---------      ---------     ---------     ---------
        TOTAL ASSETS ....................     $(146,164)     $(117,754)     $ 205,606      $  69,389     $ 264,173     $ 275,250
                                              =========      =========      =========      =========     =========     =========

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities ..........     $    (508)     $  12,239      $  57,333      $     103     $       -     $  69,167
     Intercompany payable (receivable) ..       (10,763)      (255,345)       203,557         62,551             -             -
                                              ---------      ---------      ---------      ---------     ---------     ---------
        Total current liabilities .......       (11,271)      (243,106)       260,890         62,654             -        69,167
Long-term debt ..........................             -        271,648          5,000              -             -       276,648
Other long-term liabilities .............             -              -         64,328              -             -        64,328
        Total equity (deficit) ..........      (134,893)      (146,296)      (124,612)         6,735       264,173      (134,893)
                                              ---------      ---------      ---------      ---------     ---------     ---------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT) ....................     $(146,164)     $(117,754)     $ 205,606      $  69,389     $ 264,173     $ 275,250
                                              =========      =========      =========      =========     =========     =========

DECEMBER 31, 1999
ASSETS
Current assets:
     Undivided interest in accounts
        receivable ......................     $       -      $       -      $       -      $  68,393     $       -     $  68,393
     Inventories, net ...................             -              -         58,348              -             -        58,348
     Other current assets ...............            37            473          3,468             12             -         3,990
                                              ---------      ---------      ---------      ---------     ---------     ---------
        Total current assets ............            37            473         61,816         68,405             -       130,731
Property, plant and equipment, net ......             -              2         83,505              -             -        83,507
Investment in subsidiaries ..............      (154,535)      (135,033)         5,686              -       283,882             -
Other assets ............................             5         10,961         30,136            100             -        41,202
                                              ---------      ---------      ---------      ---------     ---------     ---------
        TOTAL ASSETS ....................     $(154,493)     $(123,597)     $ 181,143      $  68,505     $ 283,882     $ 255,440
                                              =========      =========      =========      =========     =========     =========

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities ..........     $     421      $   9,034      $  59,577      $     162     $       -     $  69,194
     Intercompany payable (receivable) ..       (11,038)      (250,530)       198,911         62,657             -             -
                                              ---------      ---------      ---------      ---------     ---------     ---------
        Total current liabilities .......       (10,617)      (241,496)       258,488         62,819             -        69,194
Long-term debt ..........................             -        272,434          5,000              -             -       277,434
Other long-term liabilities .............             -              -         52,688              -             -        52,688
        Total equity (deficit) ..........      (143,876)      (154,535)      (135,033)         5,686       283,882      (143,876)
                                              ---------      ---------      ---------      ---------     ---------     ---------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT) ....................     $(154,493)     $(123,597)     $ 181,143      $  68,505     $ 283,882     $ 255,440
                                              =========      =========      =========      =========     =========     =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

G.       SUPPLEMENTAL GUARANTOR INFORMATION - CONTINUED

                                                            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                             --------------------------------------------------------------------------------------
                                                                           COMBINED         NON-
                                               PARENT                     GUARANTOR      GUARANTOR
                                              COMPANY        ISSUER      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                             ---------      ---------    ------------    ----------    ------------    ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000
     Net sales .........................      $      -       $      -      $ 399,053       $      -       $      -      $ 399,053
     Cost of sales .....................             -              -        293,702              -              -        293,702
                                             ---------      ---------      ---------      ---------      ---------      ---------
     Gross profit ......................             -              -        105,351              -              -        105,351
     Selling, general and administrative
        expenses .......................            20             24         68,084              -              -         68,128
     Plant shutdown costs ..............             -              -          1,400              -              -          1,400
                                             ---------      ---------      ---------      ---------      ---------      ---------
     Operating (loss) profit ...........           (20)           (24)        35,867              -              -         35,823
     Other income (expense), net .......         8,603          9,853         (3,881)         4,945        (19,711)          (191)
     Interest income (expense) .........           769         (2,764)       (15,573)        (3,331)             -        (20,899)
                                             ---------      ---------      ---------      ---------      ---------      ---------
     Income (loss) before income taxes
        (benefit) ......................         9,352          7,065         16,413          1,614        (19,711)        14,733
     Income taxes (benefit) ............           462         (1,175)         5,991            565              -          5,843
                                             ---------      ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS) ..............     $   8,890      $   8,240      $  10,422      $   1,049      $ (19,711)     $   8,890
                                             =========      =========      =========      =========      =========      =========

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000
     Net sales .........................      $      -       $      -      $ 129,520       $      -       $      -      $ 129,520
     Cost of sales .....................             -              -         93,610              -              -         93,610
                                             ---------      ---------      ---------      ---------      ---------      ---------
     Gross profit ......................             -              -         35,910              -              -         35,910
     Selling, general and administrative
        expenses .......................             9             10         22,546              -              -         22,565
     Plant shutdown costs ..............             -              -              -              -              -              -
                                             ---------      ---------      ---------      ---------      ---------      ---------
     Operating (loss) profit ...........            (9)           (10)        13,364              -              -         13,345
     Other income (expense), net .......         3,531          4,094         (1,542)         1,800         (8,126)          (243)
     Interest income (expense) .........           263           (927)        (5,188)        (1,168)             -         (7,020)
                                             ---------      ---------      ---------      ---------      ---------      ---------
     Income (loss) before income taxes
        (benefit) ......................         3,785          3,157          6,634            632         (8,126)         6,082
     Income taxes (benefit) ............           163           (325)         2,420            202              -          2,460
                                             ---------      ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS) ..............     $   3,622      $   3,482      $   4,214      $     430      $  (8,126)     $   3,622
                                             =========      =========      =========      =========      =========      =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

G.  SUPPLEMENTAL GUARANTOR INFORMATION - CONTINUED

                                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                             -------------------------------------------------------------------------------------
                                                                         COMBINED          NON-
                                              PARENT                     GUARANTOR      GUARANTOR
                                              COMPANY       ISSUER      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                             ---------     ---------    ------------    ----------    ------------    ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999
     Net sales .........................      $      -      $      -      $ 352,798       $      -       $      -      $ 352,798
     Cost of sales .....................             -             -        249,794              -              -        249,794
                                             ---------     ---------      ---------      ---------      ---------      ---------
     Gross profit ......................             -             -        103,004              -              -        103,004
     Selling, general and administrative
        expenses .......................             -             9         66,381              -              -         66,390
                                             ---------     ---------      ---------      ---------      ---------      ---------
     Operating (loss) profit ...........             -            (9)        36,623              -              -         36,614
     Other income (expense), net .......         9,066        10,280         (4,007)         3,300        (19,320)          (681)
     Interest income (expense) .........           772        (1,512)       (16,155)        (3,083)             -        (19,978)
                                             ---------     ---------      ---------      ---------      ---------      ---------
     Income (loss) before income taxes
        (benefit) ......................         9,838         8,759         16,461            217        (19,320)        15,955
     Income taxes (benefit) ............           305          (281)         6,308             90              -          6,422
                                             ---------     ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS) ..............     $   9,533     $   9,040      $  10,153      $     127      $ (19,320)     $   9,533
                                             =========     =========      =========      =========      =========      =========

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999
     Net sales .........................      $      -      $      -      $ 122,563       $      -       $      -      $ 122,563
     Cost of sales .....................             -             -         86,622              -              -         86,622
                                             ---------     ---------      ---------      ---------      ---------      ---------
     Gross profit ......................             -             -         35,941              -              -         35,941
     Selling, general and administrative
        expenses .......................             -             -         22,352              -              -         22,352
                                             ---------     ---------      ---------      ---------      ---------      ---------
     Operating (loss) profit ...........             -             -         13,589              -              -         13,589
     Other income (expense), net .......         3,728         4,127         (1,484)         1,246         (8,127)          (510)
     Interest income (expense) .........           243          (467)        (5,719)          (638)             -         (6,581)
                                             ---------     ---------      ---------      ---------      ---------      ---------
     Income (loss) before income taxes
        (benefit) ......................         3,971         3,660          6,386            608         (8,127)         6,498
     Income taxes (benefit) ............            97           (58)         2,354            231              -          2,624
                                             ---------     ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS) ..............     $   3,874     $   3,718      $   4,032      $     377      $  (8,127)     $   3,874
                                             =========     =========      =========      =========      =========      =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

G.  SUPPLEMENTAL GUARANTOR INFORMATION - CONTINUED

                                              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                            ------------------------------------------------------------------
                                                                       COMBINED         NON-
                                             PARENT                    GUARANTOR     GUARANTOR
                                             COMPANY       ISSUER     SUBSIDIARIES   SUBSIDIARY   CONSOLIDATED
                                            --------      --------    ------------   ----------   ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000
     Net cash from operating activities     $   (368)     $  5,521      $ 19,974      $     (6)     $ 25,121
     Net cash from investing activities          275        (4,815)      (17,388)            -       (21,928)
     Net cash from financing activities           93        (1,087)       (1,923)            -        (2,917)
                                            --------      --------      --------      --------      --------
     Net increase (decrease) in cash
        and cash equivalents ..........            -          (381)          663            (6)          276
     Cash and cash equivalents at
        beginning of period ...........            -           417           442             7           866
                                            --------      --------      --------      --------      --------
     Cash and cash equivalents at
        end of period .................     $      -      $     36      $  1,105      $      1      $  1,142
                                            ========      ========      ========      ========      ========

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999
     Net cash from operating activities     $    602      $ (4,887)     $ 15,069      $      -      $ 10,784
     Net cash from investing activities        1,517         3,772       (18,544)            -       (13,255)
     Net cash from financing activities       (2,120)       (1,087)            -             -        (3,207)
                                            --------      --------      --------      --------      --------
     Net increase (decrease) in cash
        and cash equivalents ..........           (1)       (2,202)       (3,475)            -        (5,678)
     Cash and cash equivalents at
        beginning of period ...........            1         2,618         6,768             -         9,387
                                            --------      --------      --------      --------      --------
     Cash and cash equivalents at
        end of period .................     $      -      $    416      $  3,293      $      -      $  3,709
                                            ========      ========      ========      ========      ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this document and the Company's most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. This document contains, in addition to historical information, forward-looking statements that are subject to risks and other uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2000 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         Net Sales. Net sales increased $7.0 million or 5.7% to $129.5 million for the quarter ended September 30, 2000 from $122.5 million for the quarter ended September 30, 1999. Net sales of climbing products increased $8.4 million or 8.7% to $105.0 million for the quarter ended September 30, 2000 from $96.6 million for the quarter ended September 30, 1999. Approximately $7.5 million of the increase in net sales of climbing products was attributable to Keller brand ladder sales arising from the acquisition of certain assets of Keller Ladders, Inc. in the fourth quarter of 1999 (the "Keller acquisition") and $0.9 million of the increase reflects the net impact of other factors. Net sales of extruded products of $24.5 million for the quarter ended September 30, 2000 declined by $1.4 million or 5.5% compared to the quarter ended September 30, 1999 due primarily to lower unit sales volumes.

         Gross Profit. Gross profit was $35.9 million in both of the quarters ended September 30, 2000 and 1999. Gross profit as a percentage of net sales in the quarter ended September 30, 2000 decreased to 27.7% from 29.3% for the quarter ended September 30, 1999. The decrease in the gross profit margin percentage resulted principally from the impact of sales of Keller brand ladders manufactured at the facilities included in the Keller acquisition and higher raw material costs.

         General and Administrative Expenses. General and administrative expenses were $6.1 million for the quarter ended September 30, 2000 compared to $7.4 million for the quarter ended September 30, 1999, a decline of $1.3 million or 18.1%. The decline is primarily due to lower net bad debt expense, lower compensation expenses and reduced consulting expenses which more than offset increases due to the Keller acquisition.

         Selling and Distribution Expenses. Selling and distribution expenses increased $1.6 million or 10.5% to $16.5 million for the quarter ended September 30, 2000 from $14.9 million for the quarter ended September 30, 1999. The increase was primarily due to higher sales volumes attributable to the Keller acquisition and increased distribution expenses resulting from higher freight rates on inventory transfers and the start-up of a new distribution facility.

         Operating Profit. Operating profit declined $0.3 million to $13.3 million for the quarter ended September 30, 2000 from $13.6 million for the quarter ended September 30, 1999. Operating profit of the Climbing Products segment declined $0.8 million to $11.9 million in the third quarter of 2000 from $12.7 million in the third quarter of 1999. Operating profit of the Climbing Products segment decreased primarily due to increases in the cost of raw materials and higher distribution costs. Operating profit of the Extruded Products segment of $2.1 million for the quarter ended September 30, 2000 increased by $0.3 million over operating profit for the quarter ended September 30, 1999 primarily due to lower net bad debt expense. Corporate and Other expenses declined $0.3 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 primarily due to lower consulting expenses.

         Other Income (Expense), Net. Other (expense), net was $(0.2) million for the quarter ended September 30, 2000 compared to other (expense), net of $(0.5) million for the quarter ended September 30, 1999. The decline in expense was primarily attributable to the absence of certain non-recurring employee related expenses that were recorded in the third quarter of the prior year partially offset by increased costs associated with the receivables purchase agreement due to higher interest rates and greater utilization during the current quarter.

         Interest Expense. Interest expense increased $0.4 million to $7.0 million for the quarter ended September 30, 2000 from $6.6 million for the quarter ended September 30, 1999 primarily due to higher interest rates.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of September 30, 2000 and 1999, and appropriately adjusted the quarterly periods then ended. The effective tax rate for the quarter ended September 30, 2000 approximates the effective tax rate of the same quarter last year.

         The difference between the statutory and effective tax rates at both September 30, 2000 and 1999 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income declined by $0.3 million to $3.6 million for the quarter ended September 30, 2000 from net income of $3.9 million for the quarter ended September 30, 1999 as a result of all of the above factors.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net Sales. Net sales increased $46.3 million or 13.1% to $399.1 million for the nine months ended September 30, 2000 from $352.8 million for the nine months ended September 30, 1999. Net sales of climbing products increased $45.8 million or 16.6% to $321.3 million for the nine months ended September 30, 2000 from $275.5 million for the nine months ended September 30, 1999. Keller brand ladder sales represented $26.7 million of the increase in net sales of climbing products for the nine months ended September 30, 2000 compared to the prior year period. Excluding the effects of the Keller acquisition, net sales of climbing products increased $19.1 million or 6.9% which was primarily due to higher unit sales volumes. Net sales of extruded products of $77.8 million for the nine months ended September 30, 2000 increased by $0.5 million or 0.7% compared to the nine months ended September 30, 1999 which primarily reflects the impact of higher unit sales volumes.

         Gross Profit. Gross profit increased $2.4 million or 2.3% to $105.4 million for the nine months ended September 30, 2000 from $103.0 million for the nine months ended September 30, 1999 primarily due to higher sales of climbing products. Gross profit as a percentage of net sales in the nine months ended September 30, 2000 decreased to 26.4% from 29.2% for the nine months ended September 30, 1999. The decrease in the gross profit margin percentage resulted principally from the impact of sales of Keller brand ladders manufactured at the facilities included in the Keller acquisition and higher raw material costs.

         General and Administrative Expenses. General and administrative expenses were $20.8 million for the nine months ended September 30, 2000 compared to $22.8 million for the nine months ended September 30, 1999, a decline of $2.0 million or 8.8%. The decline is primarily due to reduced consulting and compensation expenses which partially offset increases due to the Keller acquisition.

         Selling and Distribution Expenses. Selling and distribution expenses increased $3.7 million or 8.6% to $47.3 million for the nine months ended

September 30, 2000 from $43.6 million for the nine months ended September 30, 1999. The increase was primarily due to higher sales volumes partially attributable to the Keller acquisition and increased distribution expenses resulting from higher freight rates on inventory transfers and the start-up of a new distribution facility.

         Plant Shutdown Costs. During the quarter ended September 30, 2000, the Company began implementing a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana and Swainsboro, Georgia facilities. The production at these facilities, which were leased as part of the Keller acquisition in the fourth quarter of 1999, is being absorbed by the Company's other manufacturing facilities. Plant shutdown costs of $1.4 million to cover the estimated costs associated with closing these facilities were recorded in the quarter ended June 30, 2000 when the plan was adopted. The plan reflects the elimination of approximately 240 jobs primarily in manufacturing functions.

         Operating Profit. Operating profit declined by $0.8 million to $35.8 million for the nine months ended September 30, 2000 from $36.6 million for the nine months ended September 30, 1999. Operating profit of the Climbing Products segment declined by $1.3 million to $32.6 million in the first nine months of 2000 from $33.9 million in the prior year period. Excluding the effects of the charge of $1.4 million related to plant shutdown costs, operating profit of climbing products increased $0.1 million to $34.0 million which reflects the impact of increased sales volumes almost totally offset by increased raw materials, manufacturing and distribution costs. Operating profit of the Extruded Products segment decreased $2.1 million to $4.9 million for the nine months ended September 30, 2000 from $7.0 million for the nine months ended September 30, 1999 which primarily was caused by greater volumes of lower margin products during the first half of 2000. Corporate and Other expenses declined $2.6 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to lower consulting expenses in the current period.

         Other Income (Expense), Net. Other (expense), net was $(0.2) million for the nine months ended September 30, 2000 compared to other (expense), net of $(0.7) million for the nine months ended September 30, 1999. The decline in expense was primarily attributable to the absence of certain non-recurring employee related expenses that were recorded in the third quarter of the prior year and higher royalty and other income in the current period. The decline in expense was partially offset by the increased costs associated with the receivables purchase agreement due to higher interest rates and greater utilization during the current period.

         Interest Expense. Interest expense increased $0.9 million to $20.9 million for the nine months ended September 30, 2000 from $20.0 million for the nine months ended September 30, 1999 primarily due to higher interest rates.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates for the nine months ended September 30, 2000 and 1999. The effective tax rate for the nine months ended September 30, 2000 approximates the effective tax rate of the same period last year.

         The difference between the statutory and effective tax rates at both September 30, 2000 and 1999 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income declined by $0.6 million to $8.9 million for the nine months ended September 30, 2000 from net income of $9.5 million for the nine months ended September 30, 1999 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under a receivables purchase agreement with a financial institution (the "Receivables Purchase Agreement"). The Company believes it has sufficient funds available in the upcoming year to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations, availability under the Senior Credit Facility, and the Receivables Purchase Agreement.

         Net cash flows provided by operating activities were $25.1 million for the nine months ended September 30, 2000 compared to $10.8 million for the nine months ended September 30, 1999. The increase is primarily attributable to a reduction in cash used for accounts receivable, an increase in cash provided by the Receivables Purchase Agreement and a decrease in inventories. The increase in cash flows from operating activities in the current period was partially offset by increases in cash used for accounts payable and accrued liabilities. Net cash used in investing activities was $21.9 million for the nine months ended September 30, 2000 compared to net cash used of $13.3 million for the nine months ended September 30, 1999 which primarily reflects an increase in capital expenditures for information systems. Net cash flows used in financing activities were $2.9 million for the nine months ended September 30, 2000 compared to net cash used of $3.2 million for the nine months ended September 30, 1999 which primarily reflects a decrease in the net cash used for common stock transactions and a decrease in cash overdrafts in the current period compared to the first nine months of the prior year.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

         Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's climbing products is affected by residential housing starts and existing home sales, commercial construction activity and overall home improvement expenditures. The residential and commercial construction markets are sensitive to cyclical changes in the economy. Due to seasonal factors associated with the construction industry, sales of climbing products and working capital requirements are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and the Receivables Purchase Agreement to meet any seasonal variations in its working capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was originally required to be adopted by the Company in 2000. In September 1999, the FASB issued Statement No. 137 (SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. SFAS No. 137 deferred the date by which the Company is required to adopt SFAS No. 133 to 2001. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133 relating to a limited number of issues causing implementation difficulties. SFAS No. 133, as amended, requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other non-owner equity changes until the hedged item is recognized in earnings. The portion of a derivative's change in fair value, if unrelated to a hedge, will be immediately recognized in earnings. Management is currently completing a plan of implementation, but has not yet determined what effect SFAS No. 133, as amended, will have on the Company's results of operations, financial position, or cash flows.

         In September 2000, the FASB issued Statement No. 140 (SFAS No. 140), a replacement of Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company does not use derivative financial instruments for speculative or trading purposes.

         The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. There have been no material changes in market risk from changes in interest rates from that disclosed in the Company's most recent Annual Report on Form 10-K.

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the nine months ended September 30, 2000. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

         The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. There have been no material changes in market risk from changes in the price of aluminum from that disclosed in the Company's most recent Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. In the opinion of management, the amount of any ultimate liability with respect to these proceedings and claims will not have a material adverse effect on its results of operations, financial position or cash flows.

         In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999, which continues to be pending before the Court of Appeals for the Third Circuit. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         3.1 Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Issuer's Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

         3.2 By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Issuer's Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

         3.3 Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Issuer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

         3.4 Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.1 to Issuer's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

         10.1 Amendment No. 2 to Employment Agreement, dated as of September 1, 2000, between Werner Co. and Eric J. Werner.

         10.2 Amendment No. 2 to Employment Agreement, dated as of September 1, 2000, between Werner Co. and Michael E. Werner.

         27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                  WERNER HOLDING CO. (PA), INC.


Date:  November 10, 2000          /s/ R. P. Tamburrino
                                  --------------------
                                  R. P. Tamburrino
                                  Vice President, Chief Financial Officer and
                                  Treasurer (Principal Financial Officer and
                                  Principal Accounting Officer)






                                  WERNER HOLDING CO. (DE), INC.


Date:   November 10, 2000         /s/ R. P. Tamburrino
                                  --------------------
                                  R. P. Tamburrino
                                  Vice President, Chief Financial Officer and
                                  Treasurer (Principal Financial Officer and
                                  Principal Accounting Officer)