Form 10-K
period 2000-12-31
WERNER HOLDING CO INC /PA/; WERNER HOLDING CO INC /DE/
filed 2001-03-30
CIK 1056121, 1056112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                                        or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

            For the transition period from _____ to _____

Commission File No. 333-46607-12              Commission File No. 333-46607
WERNER HOLDING CO. (PA), INC.                 WERNER HOLDING CO. (DE), INC.
(Exact name of Co-registrant as               (Exact name of Co-registrant as
specified in its charter)                     specified in its charter)

          PENNSYLVANIA                     25-0906895                          DELAWARE                      25-1581345
(State or other jurisdiction of (IRS Employer Identification No.) (State or other jurisdiction of  (IRS Employer Identification No.)
Incorporation or organization)                                    Incorporation or organization)



        93 WERNER RD.           16125              1105 NORTH MARKET ST.,   19899
    GREENVILLE, PENNSYLVANIA  (Zip Code)               SUITE 1300         (Zip Code)
(Address of principal executive offices)           WILMINGTON, DELAWARE
                                            (Address of principal executive offices)
       (724) 588-2550                                    (302) 478-5723
(Co-registrant's telephone number              (Co-registrant's telephone number
     including area code)                             including area code)


        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the co-registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                 NOT APPLICABLE

State the aggregate market value of the voting stock held by non-affiliates of each of the co-registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                 NOT APPLICABLE

Indicate the number of shares outstanding of each of the co-registrants' classes of common stock, as of December 31, 2000:

   Werner Holding Co. (PA), Inc.   1,879.5454 shares of Class A Common Stock
                                   21,774.9346 shares of Class B Common Stock
                                   5,673.7790 shares of Class C Common Stock
                                   1,000 shares of Class D Common Stock
                                   45,000 shares of Class E Common Stock

  Werner Holding Co. (DE), Inc.    1,000 shares of Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                                                                         PAGE NO.
                                                                                         -------
                                                     PART I
         Item 1.    Business                                                                  2
         Item 2.    Properties                                                                6
         Item 3.    Legal Proceedings                                                         6
         Item 4.    Submission of Matters to a Vote of Security Holders                       7

                                                     PART II
         Item 5.    Market for Company's Common Equity and Related Stockholder Matters        8
         Item 6.    Selected Financial Data                                                   8
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                 11
         Item 7A.   Quantitative and Qualitative disclosures About Market Risk               16
         Item 8.    Financial Statements and Supplementary Data                              18
         Item 9.    Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure                                             47

                                                    PART III
         Item 10.   Directors and Executive Officers of the Company                          47
         Item 11.   Executive Compensation                                                   50
         Item 12.   Security Ownership of Certain Beneficial Owners and Management           55
         Item 13.   Certain Relationships and Related Transactions                           58

                                                    PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K          58
         Signatures                                                                          65

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements which include, among other things, discussions of the Company's (as defined) business and results of operations, position in its industries, future operations, liquidity and capital resources. These forward-looking statements are based upon estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements and estimates. No assurance can be given that any of such statements or estimates will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements.

         The information presented in this Annual Report on Form 10-K relates to Werner Holding Co. (PA), Inc., a Pennsylvania corporation ("Holding (PA)"), its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Holding (DE)") and Werner Co., a Pennsylvania corporation and Holding (DE)'s wholly-owned subsidiary ("Werner"). Holding (PA) has no substantial operations or assets other than its investment in Holding (DE) and Holding (DE) has no substantial operations or assets other than its investments in its subsidiaries. As used herein and except as the context otherwise may require, the "Company" means Holding (PA), Holding (DE), Werner and all of their consolidated subsidiaries.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Holding (PA), incorporated in 1945, and Holding (DE), incorporated in 1988, are the holding companies of Werner Co., a corporation engaged in the manufacture and sale of climbing products and aluminum extruded products. Management believes that Werner is the nation's largest manufacturer and marketer of ladders and other climbing products. Werner's climbing products include aluminum, fiberglass and wood ladders, scaffolding, stages and planks. The Werner brand name has over a 50 year history, and management believes Werner is the most recognized name by both professional and consumer end-users of climbing products. In addition to climbing products, Werner manufactures and sells aluminum extruded products and more complex fabricated components to a number of industries, including the automotive, electronics, and architectural and construction industries.

DESCRIPTION OF THE BUSINESS

         The Company operates in two business segments, Climbing Products and Extruded Products.

         Climbing Products

         Werner manufactures approximately 1,500 stock keeping units of fiberglass, aluminum, and wood climbing products and accessories primarily under the Werner, Keller and Columbia brand names. The Company produces five principal categories of climbing equipment: (i) single and twin stepladders; (ii) extension, straight, and multipurpose ladders; (iii) attic ladders; (iv) stages, planks, work platforms, and scaffolds; and (v) assorted ladder accessories. The majority of the Company's climbing products sales are of either aluminum or fiberglass ladders. Through its development of proprietary aluminum extrusion and fiberglass pultrusion technology, and its broad sales and distribution system, the Company is a leader in the climbing products industry.

         The Company's sales and marketing network is directed by an experienced in-house sales team of national and regional sales managers. The Company's climbing products are sold directly and through approximately 50 independent, commissioned manufacturer's representative organizations, which sell to three major distribution channels: (i) home improvement and other retail, (ii) hardware and (iii) professional. The Company's sales organization is further supported by field merchandisers who assist customers with product merchandising, point-of-purchase signage and sales techniques.

         Extruded Products

         The Company is also a manufacturer of lineal extruded products and highly-engineered fabricated parts. The Company targets extruded products customers who require special metallurgy, tight tolerances, unusual shapes, painting, finishing and fabrication requirements. Werner has implemented sophisticated quality systems, and has been awarded ISO-9002 and QS-9000 certifications by Underwriters Laboratories.

         Werner sells aluminum extrusions to customers in the automotive, electronics, architectural and construction industries who use them in a broad range of products including garage door openers, bicycle frames, pneumatic cylinders, material handling systems, electrical connectors, curtain walls and office partitions.

         The Company's extruded products sales organization is supplemented by approximately 15 independent manufacturer's representative organizations. The Company operates on a "make-to-order" basis with most extruded products customers.

SEGMENTS

         See Note N entitled "Segment Information" in the Notes to Consolidated Financial Statements which is incorporated herein by reference.

RAW MATERIALS AND SUPPLIERS

         The Company is a major consumer of aluminum and has implemented various hedging strategies to mitigate the impact of raw material price fluctuations. The Company has contracts to provide most of its estimated aluminum requirements with three principal suppliers. These contracts include stipulated prices with provisions for price adjustments based on market prices. One of these contracts will be renegotiable in 2001; one will be renegotiable in 2002; and one will be renegotiable in 2003. The Company has several alternative sources for its aluminum requirements and does not believe that any one of these contracts is material to the Company's operations.

         To hedge the risk associated with price fluctuations for a certain percentage of its forecasted aluminum raw material requirements, the Company utilizes futures and option contracts. The Company's practice is not to hold derivative commodity instruments, including aluminum futures and option contracts, for trading purposes. These futures and option contracts are placed with established metal brokers and can range up to two years in duration. The Company has several alternative brokers and does not believe that any one of these contracts is material to the operations of the Company.

         The Company also has contracts to purchase the basic materials required for fiberglass pultrusion with its principal suppliers. These contracts are typically one to three years in length. The Company has several alternative sources for these basic materials and does not believe that any one of these contracts is material to the operations of the Company.

PATENTS, TRADEMARKS AND LICENSES

         No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any business segment. The Company owns numerous patents worldwide, none of which are material to the Company's operations as a whole. These patents expire from time to time over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration from one to 15 years.

         The Company has numerous trademarks that are utilized in its businesses worldwide. The Werner logo trademark is material to both of the Company's business segments. This well-known trademark enjoys a reputation for quality and value and, in the climbing products industry, is among the world's most trusted brand names. While the Company believes its other trademarks are important to its business operations, the loss of any of these other trademarks would not have a material adverse effect on the Company's operations as a whole.

SENSITIVITY TO ECONOMIC CYCLES AND WEATHER CONDITIONS

         A significant percentage of the Company's sales of climbing products is attributable to new residential and nonresidential construction in the United States, which are affected by such cyclical factors as interest rates, inflation, consumer spending habits and employment. Similarly, a significant percentage of the Company's sales of extruded products is attributable to the new and used automobile and automotive parts markets, which are also affected by such cyclical factors. Sales of climbing equipment are also sensitive to prevailing weather conditions. Unusually severe weather can reduce or defer sales of climbing products by delaying home construction and elective home maintenance and discouraging do-it-yourself projects, which account for a growing portion of the Company's sales.

BACKLOG

         Due to the Company's ability to quickly meet production orders and its production forecasting systems, the Company has no significant backlog in climbing products. Most extruded products are produced on a make-to-order basis.

COMPETITION

         Management estimates that, while it is the largest U.S. producer of climbing products, there were approximately 13 principal competitors in 2000. The Company competes in its climbing products segment on the basis of its reputation for product quality, its well-known brands, its emphasis on customer service, the breadth of its product lines and its commitment to product innovation.

         In its extruded products business, the Company competes with integrated primary aluminum producers, large independent producers and numerous small independent producers located throughout the United States. The Company competes in its extruded products segment on the basis of its specialized extrusion capabilities, customer service and price.

         Some of the Company's competitors in the climbing products and the extruded products markets have greater financial resources and are less leveraged than the Company. Some of the Company's extruded products competitors are larger than the Company.

EMPLOYEES

         The Company had approximately 3,100 salaried and hourly employees as of December 31, 2000. Of the 2,300 hourly employees, approximately 1,700 are covered by eight collective bargaining agreements which expire in 2001 through 2005. The Company plans to renegotiate and renew union contracts as they expire. The Company believes that its labor relations are satisfactory at all of its facilities.

DEPENDENCE ON KEY CUSTOMERS

         The Company's 10 largest customers accounted for approximately 57% of the Company's 2000 total net sales. The Company's two largest climbing products customers, The Home Depot and Lowe's, accounted for approximately 24% and 14%, respectively, of the Company's 2000 total net sales. The Company does not have contractual agreements for the supply of products with most of its climbing products customers. The loss of certain key customers or a significant decrease in the volume of products supplied to any of such customers could have a material adverse effect on the Company. No extruded products customer accounted for more than 10% of the Company's 2000 total net sales.

ENVIRONMENTAL REGULATION

         The Company's operations are subject to a wide variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Also, as an owner and/or operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response Compensation and Liability Act or analogous state laws. The Company believes that its operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks of financial exposure for environmental noncompliance and cleanup liabilities. Capital and operating expenditures for environmental compliance in 2000 were not material. There can be no assurance that the Company will not incur costs in the future for cleanup and other remedial activities that will have a material adverse effect on the Company. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

PREVIOUS TRANSACTIONS

         The Recapitalization. On October 8, 1997, Holding (PA) entered into a recapitalization agreement, which was amended and restated on October 27, 1997 (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (such affiliates and investors are collectively referred to as the "Investors"). Pursuant to the Recapitalization Agreement on November 24, 1997 (the "Recapitalization Closing Date"), Holding (PA) amended and restated its Articles of Incorporation pursuant to which all of Holding (PA)'s issued and outstanding capital stock was reclassified. On the Recapitalization Closing Date, Holding
(PA) then redeemed certain shares of the reclassified stock (representing approximately 85% of the then outstanding shares of Holding (PA)) for cash totaling in the aggregate approximately $330.7 million and the right to receive upon certain conditions, an additional, one-time, lump sum payment (the "Market Participation Right"). In addition, on the Recapitalization Closing Date, Holding (PA) sold to the Investors shares of the newly created Class C, D and E Common Stock of Holding (PA) for approximately $122.7 million (the "Cash Equity Investment"). The foregoing transactions are collectively referred to herein as the "Recapitalization". As a result of the Recapitalization, the pre-Recapitalization shareholders continue to own approximately 33% of the outstanding voting equity of Holding (PA) and the Investors own approximately 67% of the outstanding voting equity of Holding (PA). Financing for the Recapitalization, together with the repayment of certain existing indebtedness of the Company was funded by (i) the Cash Equity Investment, (ii) the offering of $135.0 million principal of 10% Senior Subordinated Notes due 2007 of Holding
(DE) (the "Notes") and (iii) $186.5 million of borrowings under a $320.0 million secured senior credit facility with a syndicate of banks and financial institutions which included two term loans, a revolving credit loan and a receivables line of credit (collectively, the "Senior Credit Facility"). In May 1998, the Company refinanced the outstanding amounts borrowed under the receivables line of credit with proceeds from a sale of its accounts receivable under a five-year Receivables Purchase Agreement which provides a maximum availability of $50 million. Upon such refinancing, the receivables line of credit was terminated.

         The MIICA Insurance Transfer. Prior to March 31, 1998, the Company operated Manufacturers Indemnity and Insurance Company of America, a Colorado corporation ("MIICA"), as a captive insurance company to provide product liability, workers' compensation and environmental insurance to Holding (PA) and its subsidiaries. On March 31, 1998, the Company transferred MIICA's outstanding product and workers' compensation liabilities for losses incurred on or prior to March 31, 1998 to a commercial insurance provider in exchange for the payment of approximately $42.4 million (collectively, the "MIICA Insurance Transfer"). The Company paid this amount from the proceeds of the liquidation of a substantial portion of MIICA's insurance fund investments. Under the terms of the agreements governing the MIICA Insurance Transfer, the commercial insurance provider assumed all of MIICA's product and workers' compensation liabilities for losses incurred prior to March 31, 1998 up to an aggregate limit of $75 million. Holding (PA) has agreed to indemnify the commercial insurance company for losses in excess of this limit. In conjunction with the MIICA Insurance Transfer, the Company obtained product liability and workers' compensation insurance coverage for such losses which occur on or after April 1, 1998 from an external commercial insurance company. The Company believes that this insurance coverage is adequate for its current and future anticipated business needs. As a result of the MIICA Insurance Transfer, on July 8, 1998 the Company discontinued the operations of and dissolved MIICA.

         Business Acquisition. In October 1999, Werner acquired certain assets of Keller Ladders, Inc. ("Keller") for a purchase price of approximately $12.2 million. The purchased assets related to three climbing products manufacturing facilities located in Merced, California, Swainsboro, Georgia, and Goshen, Indiana; the Keller, Columbia and Blue Ribbon brand names; and certain equipment, inventory, intellectual property and other assets used in Keller's climbing products business. No product or other significant liabilities were assumed in connection with this acquisition. During 2000, plans were adopted to close the Goshen, Indiana, and Swainsboro, Georgia, facilities to improve efficiency and reduce overall manufacturing and distribution costs.

ITEM 2. PROPERTIES.

         The Company believes its manufacturing, warehouse and office facilities are suitable, adequate and have sufficient manufacturing capacity for its current requirements. The Company also believes that its facilities are being utilized consistently with the Company's plans and do not have substantial excess capacity. Werner's corporate headquarters offices are located at 93 Werner Rd., Greenville, Pennsylvania 16125. The Company's principal facilities consist of the following:

                                                                     OWNED/        APPROXIMATE
LOCATION                          PRINCIPAL USE               LEASE EXPIRATION   SQUARE FOOTAGE
--------                          -------------               ----------------   --------------
Greenville, PA          Office, Manufacturing, Distribution          Owned           640,000
Franklin Park, IL       Office, Manufacturing, Distribution          Owned           672,000
Anniston, AL            Manufacturing, Distribution                  Owned           410,000
Carrolton, KY           Manufacturing, Distribution                  Owned(1)        200,000
Merced, CA              Manufacturing, Distribution                 12/31/35(2)      185,115
Bell, CA                Warehouse                                    4/30/06          39,100
Phoenix, AZ             Warehouse                                    1/14/06          18,500
Dallas, TX              Warehouse                                    6/30/04          16,480
Houston, TX             Warehouse                                    6/12/01          40,000
Jefferson, LA           Warehouse                                    4/30/03           4,800
Greensboro, NC          Warehouse                                    4/30/04          15,200
Maryland Heights, MO    Warehouse                                    9/30/01           8,700
Minneapolis, MN         Warehouse                                    8/31/05         100,000
Anniston, AL            Warehouse                                    2/28/02          75,000
Greenville, PA          Warehouse                                    11/30/02         50,000



(1) Collateral for Variable Rate Industrial Building Revenue Bonds due 2015 issued by the County of Carroll, Kentucky.
(2) Building and improvements owned by Werner, real property leased under 15 year ground lease with four 5 year renewals.

         The Company's facilities at Greenville, Pennsylvania, Franklin Park, Illinois, Anniston, Alabama, and Merced, California, serve both the climbing products and extruded products segments of its business. All other facilities primarily serve the climbing products segment of the Company's business.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any pending legal proceeding, the Company believes that such legal proceedings and claims, individually and in the aggregate, are either without merit, covered by insurance or adequately reserved for, and will not have a material adverse effect on its results of operations, financial position or cash flows.

         In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The plaintiffs of the action are Elizabeth Werner, Jeffrey R. Ackerman, individually and as trustee under a trust for the benefit of Elizabeth Werner; Matthew W. Weiss (by his parent Elizabeth Werner); Timothy F. Burke, Jr., as executor of the estate of Anne L. Werner and as trustee of certain trusts under Anne L. Werner's last will and testament; Edward A. Pollock; and all of such plaintiffs derivatively on behalf of Holding (PA). Defendants include the Management Shareholders, former company officers Richard L. Werner, Robert I. Werner, Marc L. Werner, certain non-management shareholders, Holding (PA), Holding (DE) and certain of its subsidiaries including, Werner Co. The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors has referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee has recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants have made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have appealed such decision on September 2, 1999, which continues to be pending before the Court of Appeals for the Third Court. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the common stock of either Holding (PA) or Holding (DE). As of December 31, 2000, all of the issued and outstanding shares of Holding (DE)'s common stock were held by Holding (PA). The number of shareholders of record of each class of common stock of Holding
(PA) as of December 31, 2000 is as follows:

                        Class A Common Stock: 26 holders
                        Class B Common Stock: 105 holders
                        Class C Common Stock: 35 holders
                        Class D Common Stock: 11 holders
                        Class E Common Stock: 12 holders

         No dividends have been paid to shareholders of Holding (PA) in the last two years and no dividends are expected to be declared in the near future. Holding (DE) declares and pays from time to time, certain cash dividends to its sole shareholder, Holding (PA), in order to allow Holding (PA) to pay certain obligations such as taxes and ordinary course operating expenses not exceeding $2,000,000 in any fiscal year. The Senior Credit Facility and the Indenture governing the Notes limit the Company's ability to pay dividends on its capital stock.

         Holding (DE) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Holding (PA) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act, except as follows:

                  (a) On various dates from the Recapitalization Closing Date through December 31, 2000, pursuant to Holding (PA)'s Stock Option Plan, Holding (PA) has granted to key employees of Werner non-qualified incentive stock options, exercisable at $2,421.29 per share, to purchase up to an aggregate of 7,600 shares of Class C Common Stock. See Note G entitled "Stock Incentive Plans" in the Notes to Consolidated Financial Statements in this report.

                  (b) On various dates from January 1, 1999 to December 31, 2000, certain members of Werner's management purchased shares of Holding (PA)'s Class C Common Stock at purchase prices ranging from $2,421.29 to $3,100.00 per share, or an aggregate of approximately $4,951,000 pursuant to Management Stock Purchase Agreements. Certain of these individuals received secured loans from the Company pursuant to its Stock Loan Plan to finance a portion of the purchase price paid for the shares of Class C Common Stock in an aggregate amount of approximately $2,468,000. See Note G entitled "Stock Incentive Plans" in the Notes to Consolidated Financial Statements in this report.

         The transactions set forth in paragraph (a) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder, as sales by an issuer to employees, directors or officers pursuant to written compensatory benefit plans or written contracts relating to the compensation of such persons. The transactions set forth in paragraph (b) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as sales not involving a public offering. The Company believes that exemptions other than those specified above may exist with respect to the transactions set forth above.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data is that of Holding
(PA). Holding (PA) is a guarantor of the Notes and has no substantial operations or assets other than its investment in Holding (DE). As a result, the consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of Holding (DE). This table contains selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of Holding (PA). The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and

Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        FISCAL YEARS ENDED DECEMBER 31
                                                  ---------------------------------------------
                                                  2000     1999       1998      1997       1996
                                                  ----     ----       ----      ----       ----
                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Net sales (a) .............................   $ 545.2   $ 503.7   $ 452.7   $ 432.0    $ 379.4
  Cost of sales (a) .........................     384.5     348.6     322.5     303.4      268.0
                                                -------   -------   -------   -------    -------
  Gross profit ..............................     160.7     155.1     130.2     128.6      111.4
  General and administrative expenses (b) ...      29.5      29.9      31.6      27.6       23.8
  Selling and distribution expenses (a) .....      85.6      77.1      66.8      64.8       60.4
  Benefit plan curtailment and settlement
  gains, net ................................      (6.1)     --        --        --         --
  Plant shutdown costs ......................       1.1      --        --        --         --
  Recapitalization expense (c) ..............      --        --        --        22.7       --
  Non-cash compensation charge (d) ..........      --        --        --        78.5       --
                                                -------   -------   -------   -------    -------
  Operating profit (loss) ...................      50.6      48.1      31.8     (65.0)      27.2
  MIICA investment gains (losses) (e) .......      --        --        (1.5)    (14.6)       9.5
  Other income (expense), net ...............      (2.2)     (2.0)      2.2      (1.2)       0.2
                                                -------   -------   -------   -------    -------
  Income (loss) before interest and taxes ...      48.4      46.1      32.5     (80.8)      36.9
  Interest expense (f) ......................      27.9      27.1      30.6       9.0        7.5
                                                -------   -------   -------   -------    -------
  Income before income taxes ................      20.5      19.0       1.9     (89.8)      29.4
  Income taxes ..............................       8.2       7.7       1.8       0.7       10.0
                                                -------   -------   -------   -------    -------
  Net Income (loss) .........................   $  12.3   $  11.3   $   0.1   $ (90.5)   $  19.4
                                                =======   =======   =======   =======    =======
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents .................   $   5.5   $   0.9   $   9.4   $   3.1    $   1.0
  Insurance fund investments (g) ............      --        --        --        58.6       80.9
  Working capital ...........................      61.2      61.5      53.6      30.1       49.2
  Total assets ..............................     269.9     255.4     212.8     288.2      261.2
  Reserve for product liability and workers'
  compensation claims (including current) (g)      38.0      29.8      14.3      49.6       45.3
  Total debt (including current maturities) .     279.5     278.9     279.9     322.5       83.4
  Common shareholders' equity (deficit) (h) .    (131.3)   (143.9)   (154.4)   (153.7)      75.1

OTHER FINANCIAL DATA:
  Cash flow provided by operating activities.      34.6      27.6      51.8      17.2       19.5
  Cash flows used in investing activities ...     (26.7)    (32.5)     (2.6)     (3.6)     (15.8)
  Cash flows used in financing activities ...      (3.3)     (3.6)    (42.9)    (11.5)      (3.3)
  Depreciation and amortization (i) .........      12.8      13.3      17.5      11.2        9.1
  Capital expenditures ......................      26.7      20.5       8.9      11.7       13.0
  Dividends declared per share ..............      --        --        --       10.50      11.25
  EBITDA (j) ................................      63.1      60.8      51.5     (69.6)      46.0


         See Notes to Selected Consolidated Historical Financial Data.

            NOTES TO SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

                              (DOLLARS IN MILLIONS)

(a) See Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein, regarding the reclassification among net sales and selling and distribution expenses for all prior periods presented to conform to the presentation at December 31, 2000.

(b) General and administrative expenses in 2000, 1999 and 1998 include $1.0, $1.0 and $6.6, respectively, of amortization of certain nonrecurring expenses associated with the Recapitalization.

(c) Represents Recapitalization expense of $22.7 consisting of investment banker fees, transaction fees, legal and accounting fees, transaction bonuses paid to certain Company employees and other miscellaneous costs incurred in connection with the Recapitalization.

(d) Reflects the nonrecurring non-cash compensation charge (and a corresponding credit to shareholders' equity) of $78.5 associated with
         (a) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted Pre-Recapitalization Class B Stock previously granted to certain key management employees; (b) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted Pre-Recapitalization Class B Stock previously granted to a former key management employee upon his separation from the Company; and (c) changes in the terms of the plan under which such stock was granted.

(e) 1998 includes three months of MIICA investment losses (January 1, 1998 through March 31, 1998, the date of the MIICA Insurance Transfer).

(f) Reflects a full year of interest expense in 2000, 1999 and 1998 on the debt incurred to finance the Recapitalization.

(g) Decreases in 1998 are primarily due to the MIICA Insurance Transfer which occurred on March 31, 1998.

(h) The shareholders' deficit at December 31, 1997 was the result of the Recapitalization and the recording of related expenses, net of income tax benefits. In connection with the Recapitalization, the Investors made an equity investment of approximately $122.7, representing approximately 67% of the outstanding capital stock and voting power of the Company.

(i) Depreciation and amortization is comprised of the following components in 2000, 1999 and 1998: depreciation of property, plant and equipment, $9.1, $8.9 and $8.5, respectively; amortization of certain nonrecurring expenses associated with the Recapitalization, $1.0, $1.0 and $6.6, respectively; and other amortization, $2.7, $3.4 and $2.4, respectively. Depreciation and amortization excludes amortization of deferred financing fees and original issue discount.

(j) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is commonly used by certain investors to analyze and determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flows data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA for 2000, 1999 and 1998 excludes $1.9, $1.5 and $1.5 of accounts receivable securitization expense. EDITDA for 2000 includes: (a) benefit plan curtailment and settlement gains of $6.1,
         (b) costs of $2.2 related to consulting and transition associated with former executive officers and other employees, (c) a credit loss related to a group credit arrangement of $1.4, (d) $1.2 of impairment losses related to investments formerly held by MIICA, (e) a plant shutdown provision of $1.1 related to the closing of two facilities associated with the Keller acquisition and, (f) other nonrecurring income totaling $1.2. EBITDA for 1999 includes: (a) nonrecurring recruiting, relocation and other costs of $2.2 due to the transition in chief executive officers of the Company, (b) costs of $2.1 related to the Keller business described in Note Q to the Consolidated Financial Statements and, (c) other nonrecurring expenses of $1.2 primarily related to a former employee and the discontinued operations of a former subsidiary. EBITDA for 1998 includes nonrecurring expenses of $0.5 to shutdown an extrusion paint and thermal production line. EBITDA for 1997 includes: (a) the nonrecurring, non-cash compensation charge of $78.5; and (b) recapitalization expense of $22.7 and other nonrecurring adjustments.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Consolidated Historical Financial Data," and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K. In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

GENERAL

         Werner is a manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components.

         Reclassifications. In September 2000, the Financial Accounting Standards Board's Emerging Issues Task Force released Issue 00-10, Accounting for Shipping and Handling Fees and Costs. As a result, the Company has reclassified certain amounts among net sales and selling and distribution expenses in accordance with this pronouncement for all periods presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein, and in the Company's Consolidated Financial Statements included elsewhere herein (see Note B of the Notes to Consolidated Financial Statements). The reclassifications did not have any effect on operating profit or net income. The discussions below reflect the impact of the reclassifications.

         The MIICA Insurance Transfer. In the first quarter of 1998, the Company obtained commercial insurance coverage for its product liability and workers' compensation claims as opposed to providing insurance for such claims through MIICA, the Company's captive insurance subsidiary. On March 31, 1998 the Company entered into the MIICA Insurance Transfer pursuant to which a commercial insurance provider agreed to assume product liability and workers' compensation losses which occurred on or before March 31, 1998 and to extinguish the Company's liability in regard to such losses. The Company paid approximately $42.4 million for this insurance coverage from the proceeds of the liquidation of certain of MIICA's insurance fund investments. Immediately prior to the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47.5 million. As a result of the MIICA Insurance Transfer, the Company recognized a gain of approximately $4.5 million, which is included in Other (expense) income, net. Such gain is net of costs incurred to discontinue the operations of MIICA. MIICA was dissolved in the third quarter of 1998. The Company has also obtained third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after April 1, 1998.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net Sales. Net sales increased $41.5 million, or 8.3%, to $545.2 million for 2000 from $503.7 million for 1999.

         Net sales of climbing products increased $46.9 million, or 11.8%, to $442.8 million in 2000 from $395.9 million in 1999. Approximately $26.1 million of the increase in net sales of climbing products was attributable to Keller brand ladders sales arising from the acquisition of certain assets of Keller Ladders, Inc. in the fourth quarter of 1999 (the "Keller acquisition"). Excluding sales of the Keller brand, net sales of climbing products increased by $20.8 million, or 5.3%, which was primarily due to higher unit sales volumes of fiberglass and aluminum ladders.

         Net sales of extruded products of $102.5 million for 2000 declined by $5.3 million, or 4.9%, compared to 1999 primarily due to lower unit sales volumes.

         Gross Profit. Gross profit increased to $160.7 million for 2000 from $155.0 million for 1999 primarily due to the impact of higher sales volumes and lower product liability costs partially offset by the impact of higher raw material costs. Gross profit margin was 29.5% for 2000 and 30.8% for 1999. The decrease in the gross profit margin percentage resulted principally from the impact of sales of Keller brand ladders manufactured at the facilities included in the Keller acquisition and higher raw material costs.

         General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 1.2%, to $29.5 million for 2000 from $29.8 million for 1999. The decrease was primarily due to reduced recruiting and relocation expenses and reduced consulting expenses incurred in 1999 related to certain cost reduction initiatives partially offset by increased consulting, transition and employment termination costs in 2000 associated with certain former executive officers and other employees.

         Selling and Distribution Expenses. Selling and distribution expenses increased $8.6 million, or 11.2%, to $85.6 million for 2000 from $77.0 million for 1999 primarily due to increased distribution expenses resulting from higher freight rates on shipments to customers and on inventory transfers, the start-up of a new warehouse facility and higher sales volumes partially attributable to the Keller acquisition.

         Benefit Plan Curtailment and Settlement Gains, Net. During 2000, the Company initiated changes to its retirement programs to provide appropriate levels of retirement benefits in a more cost-effective manner. Effective December 31, 2000, future benefit accrual under all but one of the Company's defined benefit pension plans was eliminated and Company contributions under certain defined contribution plans were expanded. In addition, the Company's liability for certain postretirement life insurance benefits for certain prior and current key employees was settled or eliminated. The impact of these actions was a net gain of $6.1 million.

         Plant Shutdown Costs. During the quarter ended September 30, 2000, the Company began implementing a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana, and Swainsboro, Georgia, facilities. The production at these facilities, which were leased as part of the Keller acquisition in the fourth quarter of 1999, is being absorbed by the Company's other manufacturing facilities. Plant shutdown costs of $1.4 million to cover the estimated costs associated with closing these facilities were recorded in the quarter ended June 30, 2000 when the plan was adopted. In the fourth quarter of 2000, the plant shutdown reserve was reduced by $0.3 million reflecting the impact of the temporary re-opening of the Swainsboro facility to meet production schedules for certain products. The plan reflects the elimination of approximately 240 jobs primarily in manufacturing functions.

         Operating Profit. Operating profit increased $2.5 million, or 5.2%, to $50.6 million for 2000 from $48.1 million in 1999. Operating profit of the Climbing Products segment increased $2.8 million, or 6.5%, to $46.1 million in 2000 from $43.3 million in 1999. Excluding the effects of benefit plan curtailment and settlement gains of $4.9 million and the charge of $1.1 million related to plant shutdown costs, operating profit of climbing products decreased by $1.0 million mostly because the effects of inflation on the Company's raw material and manufacturing costs were not entirely offset by higher unit sales volumes and selective price increases. Operating profit of the Extruded Products segment decreased $1.7 million, or 19.8%, to $6.8 million from $8.5 million in 1999. Excluding the effect of benefit plan curtailment and settlement gains of $1.2 million, operating profit of the Extruded Products segment decreased $2.9 million which was primarily attributable to the lower level of sales. Corporate and Other expenses decreased $1.3 million from $3.7 million in 1999 to $2.4 million in 2000 primarily due to decreased general and administrative expenses.

         Other (Expense) Income, Net. Other (expense) income, net increased by $0.1 million from net expense of $2.1 million for 1999 to net expense of $2.2 million in 2000. During 2000, the Company incurred expense of $1.4 million due to non-performance by another participant in a group credit arrangement related to certain employee insurance coverage. Also in the year 2000, the Company recorded $1.2 million of non-cash expense to recognize the impairment of certain investments formerly held by MIICA. During 2000, the costs associated with the receivables purchase agreement increased by $0.5 million due to higher interest rates and greater utilization as compared to 1999. Expenses in 1999 included certain nonrecurring expenses with respect to a former employee and expenses associated with the discontinued operations of a former subsidiary.

         Interest Expense. Interest expense increased $0.8 million to $27.9 million for 2000 from $27.1 million for 1999. The increase was primarily due to higher interest rates charged on Term Loans which more than offset the reduction in expense due to an increase of $0.6 million in interest capitalized during the year 2000.

         Income Taxes. Income taxes increased $0.6 million to $8.2 million for 2000 from $7.6 million for 1999. This increase was primarily due to an increase in income before income taxes in 2000 as compared to 1999.

         Net Income. Net income was $12.3 million for 2000 compared to net income of $11.3 million for 1999. The change was due to a combination of the above factors.

         YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31,
1998

         Net Sales. Net sales increased $51.0 million, or 11.2%, to $503.7 million for 1999 from $452.7 million for 1998.

         Net sales of climbing products increased $52.4 million, or 15.3%, to $395.9 million in 1999 from $343.5 million in 1998. This increase was primarily due to increased sales volume in both fiberglass and aluminum climbing products, which was achieved through the ongoing successful growth of the Company's customer base, the addition of new customers, including $6.6 million related to the acquisition of certain assets of Keller Ladders, Inc., new product development and increased marketing efforts, particularly to large home improvement retailers.

         Net sales of extruded products of $107.8 million for 1999 declined by $1.5 million, or 1.3%, compared to 1998 primarily due to lower aluminum prices.

         Gross Profit. Gross profit increased to $155.0 million for 1999 from $130.3 million for 1998. Gross profit margin was 30.8% for 1999 and 28.8% for 1998. The increase was primarily due to greater sales of higher margin climbing products and the benefits of spreading fixed costs over higher production volumes.

         General and Administrative Expenses. General and administrative expenses decreased $1.8 million, or 5.7%, to $29.8 million for 1999 from $31.6 million for 1998. The decrease was primarily due to certain nonrecurring costs in 1998 associated with the Recapitalization, partially offset by increases in recruiting and relocation expenses and increases in consulting expenses related to certain cost reduction initiatives.

         Selling and Distribution Expenses. Selling and distribution expenses increased $10.2 million, or 15.3%, to $77.0 million for 1999 from $66.8 million for 1998. The increase was primarily due to increases in advertising and distribution expenses.

         Operating Profit. Operating profit increased $16.3 million to $48.1 million for 1999 from $31.8 million in 1998. Operating profit of the Climbing Products segment increased $6.9 million, or 19.0%, to $43.3 million in 1999 from $36.4 million in 1998. This increase was primarily attributable to the increased sale of higher margin climbing products partially offset by related increases in advertising and distribution expenses. Operating profit of the Extruded Products segment increased $2.0 million, or 30.9%, to $8.5 million from $6.5 million in 1998. This increase was primarily attributable to improvements in the profitability of the product mix. Corporate and Other expenses decreased $7.4 million from $11.1 million in 1998 to $3.7 million in 1999. This decrease was primarily due to certain nonrecurring expenses in 1998 associated with the Recapitalization.

         Other (Expense) Income, Net. Other (expense) income, net increased by $2.7 million from net income of $0.6 million for 1998 to net expense of $2.1 million in 1999. The increase in expense is primarily attributable to a decrease in 1999, compared to 1998, of $1.5 million in MIICA investment losses, the gain recognized on the MIICA Insurance Transfer offset by provisions for losses for remaining MIICA assets in 1998, and other expenses in 1999, primarily attributable to certain nonrecurring expenses with respect to a former employee and expenses associated with the discontinued operations of a former subsidiary.

         Interest Expense. Interest expense decreased $3.5 million to $27.1 million for 1999 from $30.6 million for 1998. The decrease was primarily due to lower interest rates.

         Income Taxes. Income taxes increased $5.8 million to $7.6 million for 1999 from $1.8 million for 1998. This increase was primarily due to an increase in taxable income in 1999 as compared to the year ended 1998.

         Net Income. Net income was $11.3 million for 1999 compared to a net income of $0.1 million for 1998. The change was due to a combination of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had $279.5 million of consolidated indebtedness, including $132.2 million of indebtedness, net of unamortized original issue discount, pursuant to the $135 million principal of 10% Senior Subordinated Notes due 2007 (the "Notes"), and $140.7 million of Term Loans under the Senior Credit Facility. The Senior Credit Facility provides for Term Loans and a $100 million Revolving Facility. At December 31, 2000, $93.5 million was available for borrowing under the Revolving Facility.

         In May 1998, the Company entered into a five-year $50 million receivables purchase agreement with a financial institution and its affiliate (the "Receivables Purchase Agreement") and refinanced outstanding amounts borrowed under the receivables portion of the Senior Credit Facility. As of December 31, 2000, the Company sold $78.3 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $58.3 million. As of December 31, 2000, an additional $29.8 million of financing was available under the Receivables Purchase Agreement.

         The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. The Company complied with all its debt covenants at December 31, 2000. The Company anticipates that it will continue to comply with its debt covenants in 2001, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         Net cash flows from operating activities increased $7.0 million to $34.6 million for 2000 from $27.6 million for 1999. The increase is primarily attributable to a reduction in cash used for accounts receivable, deferred income taxes and inventories partially offset by increased cash used for accounts payable and accrued liabilities. Also affecting cash flows from operating activities in 2000 is a reduction in the non-cash provision for product liability and workers' compensation claims and non-cash benefit plan curtailment and settlement gains, net of $6.1 million recognized in 2000. Net cash flows from operating activities decreased $24.2 million to $27.6 million for the year ended December 31, 1999 from $51.8 million for the year ended 1998. The decrease is primarily attributable to the net proceeds from the sale of accounts receivable under the Receivables Purchase Agreement of $20.0 million in 1998.

         Cash used in investing activities declined by $5.8 million to $26.7 million in 2000 from $32.5 million in 1999. Excluding the reduction due to the acquisition of certain assets of Keller Ladders, Inc. for $12.2 million in 1999, cash used for investing activities increased by $6.4 million mostly due to an increase in capital expenditures. Cash flow used in investing activities increased $29.9 million to $32.5 million in 1999 from $2.6 million in 1998 primarily due to an increase in capital expenditures of $11.5 million and the impact of the Keller acquisition in 1999.

         Cash flows used in financing activities were $3.3 million in 2000 compared to $3.6 million in 1999 which primarily reflects a decrease in the net cash used for common stock transactions and a decrease in cash overdrafts. In 1998, cash flows used in financing activities were $43.0 million which primarily reflects the $41.5 million repayment of outstanding amounts borrowed under the receivables portion of the Senior Credit Facility which was replaced by the Receivables Purchase Agreement in May 1998.

         The Company's ability to make scheduled payments of principal on existing indebtedness or to refinance its indebtedness (including the Notes), or to fund planned capital expenditures or to finance acquisitions (although the Company has not entered into any pending agreements for acquisitions), will depend on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on the current and anticipated level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months. The Company, however, may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flows from operations or that future borrowings will be available under the Senior Credit Facility and the Receivables Purchase Agreement in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures and fund potential future acquisitions, if any. In addition, there can be no assurance that the Company will be able to effect any refinancing on commercially reasonable terms, or at all.

         Capital Expenditures

         The Company's capital expenditures were $26.7 million, $20.5 million and $8.9 million, in 2000, 1999 and 1998, respectively. Approximately $5 million of the amount expended in each of such years has been for the renewal and replacement of existing facilities and equipment; thus in an economic downturn, the Company believes it will be able to adjust the amount spent on capital expenditures without compromising the base need of its operations. The Company expects to spend approximately $20 million in 2001 for various capital projects, including information systems, quality enhancement, cost improvement, efficiency improvement, and increased capacity.

         Seasonality, Working Capital and Cyclicality

         Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's ladder products is affected by residential housing starts and existing home sales, commercial construction activity, and overall home improvement expenditures. Due to seasonal factors associated with the construction industry, sales of products and working capital are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and the Receivables Purchase Agreement to meet any seasonal variations in its working capital requirements. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

         Raw Material Costs and Inflation

         The Company purchases aluminum, resins, fiberglass and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to price fluctuations. There have been historical periods of rapid and significant movements in the price of aluminum, both upward and downward. Historically, the Company has entered into futures and option contracts with respect to its purchases of aluminum to minimize or hedge commodity price fluctuations. See "Item 1. Business - Raw Materials and Suppliers" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risks."

         Recently Issued Accounting Standards

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 requires the Company to recognize all derivatives on the balance sheet at fair value. The impact of adopting SFAS No. 133 was not significant.

         In September 2000, the FASB issued Statement No. 140 (SFAS No. 140), a replacement of Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No.

140, which is effective for transactions occurring after March 31, 2001, is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company does not use derivative financial instruments for speculative or trading purposes.

         The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk.

         The following table provides information about the Company's debt obligations and financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates or applicable floating rate index.



                                                                                                           FAIR VALUE
                                                             DECEMBER 31                                   DECEMBER 31
                                 -----------------------------------------------------------------------------------------
                                   2001      2002     2003       2004      2005   THEREAFTER   TOTAL      2000       1999
                                 --------   ------  -------- ----------- -------- ----------  --------  --------   -------
                                                      (DOLLARS IN THOUSANDS)
Liabilities:
 Long-term debt, including
  current portion:
  Fixed Rate-Notes...............                                                  $135,000     $135,000  $124,875   $132,300
  Avg. Interest Rate ............                                                     10.00%
  Fixed Rate-Capital
    Leases ......................  $    673   $  444  $    315   $    146  $     53   $   -     $  1,631  $  1,631   $      -
  Avg. Interest Rate ............      8.43%    8.91%     8.57%      8.88%     8.57%
  Variable Rate-Term
    Loans .......................  $  1,450   $1,450  $ 30,550   $ 56,050  $ 51,150   $5,000    $145,650  $145,650   $147,100
  Avg. Interest Rate ............        (1)      (1)       (1)        (1)       (1)      (1)

  (1) Average interest rate is equal to LIBOR plus 2.00% to 2.25%.


         The Company's operations in foreign countries are not significant. International sales were not material to the Company's operations for the year ended December 31, 2000. Accordingly, the Company is not subject to material foreign currency exchange rate risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

         The Company is exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and option contracts. These derivative instruments are financial hedges. The Company does not actually take delivery of aluminum that is the subject of the futures contracts.

         In the case of futures contracts, the Company agrees to purchase aluminum in the future at a set price relative to an unrecognized customer firm order commitment. The futures contract is liquidated prior to settlement. The difference between the price of aluminum on the date the Company enters into the contract and the price on the settlement date represents the financial gain or loss on the contract. The gain or loss on the futures contract is recognized in earnings, together with the offsetting gain or loss due to the changes in the fair value of the firm commitment, in the period the customer order attributed to the firm commitment is shipped.

         In the case of option contracts, the Company creates a collar by purchasing call options and selling put option contracts for aluminum with a net initial investment near zero to hedge its exposure to variable cash flows of forecasted sales. Therefore, price movement inside the collar is not protected by the derivatives. Whereas, price movement outside the collar or strike price provides either a financial gain or loss (depending upon price movement) if the option is exercised. The gain or loss on the option contract is recognized in earnings, together with the offsetting gain or loss due to the changes in the actual purchase price of aluminum outside the collar, in the period that the forecasted sale affects earnings.

         At December 31, 2000, the Company had purchased futures contracts, maturing in 2001, for the delivery of 5.5 million pounds of aluminum at a weighted average settlement price of $.7207 per pound. The unrecognized loss for the change in fair value of such futures contracts was $0.06 million at December 31, 2000. At December 31, 2000, the Company had purchased call option contracts and sold put option contracts, maturing in 2001, covering 55.9 million pounds of aluminum at strike prices ranging from $.646 to $.754 per pound. The fair value of these option contracts was a liability of $0.2 million at December 31, 2000. At December 31, 1999, the Company had purchased futures contracts, maturing in 2000, for the delivery of 15.2 million pounds of aluminum at a weighted average settlement price of $.6215 per pound. The unrecognized gain for the change in fair value of such futures contracts was $1.9 million at December 31, 1999. At December 31, 1999, the Company had purchased call option contracts and sold put option contracts, maturing in 2000, covering 59.1 million pounds of aluminum at strike prices ranging from $.6463 to $.7484 per pound. The fair value of these option contracts was an asset of $1.8 million at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
       Reports of Independent Accountants                                19
       Consolidated Balance Sheets                                       20
       Consolidated Statements of  Income                                22
       Consolidated Statements of Changes in Shareholders'
         Equity (Deficit)                                                23
       Consolidated Statements of Cash Flows                             24
       Notes to Consolidated Financial Statements                        25

                       REPORTS OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Werner Holding Co. (PA), Inc.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Werner Holding Co. (PA), Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note B, the Company changed its method of computing depreciation prospectively as of January 1, 1999.

                                           /s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, PA
February 28, 2001



Shareholders and Board of Directors
Werner Holding Co. (PA), Inc.
Greenville, Pennsylvania

         We have audited the accompanying consolidated statement of income, changes in shareholders' equity (deficit) and cash flows of Werner Holding Co.
(PA), Inc. and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Werner Holding Co. (PA), Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                           /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 1999

                      WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands, except Per Share Amounts)

                                                                          DECEMBER 31
                                                                     ----------------------
                                                                        2000        1999
                                                                     ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents .....................................   $   5,518    $     866
   Undivided interest in accounts receivable .....................      58,332       68,393
   Allowance for doubtful accounts ...............................      (1,816)      (1,900)
   Refundable income taxes .......................................       2,033          697
   Inventories ...................................................      60,619       58,348
   Deferred income taxes .........................................       1,583        2,420
   Other .........................................................       1,349        1,907
                                                                     ---------    ---------
      Total current assets .......................................     127,618      130,731

Other assets:
   Deferred income taxes .........................................      12,112       10,972
   Deferred financing fees, net ..................................       9,185       11,474
   Other .........................................................      18,055       18,756
                                                                     ---------    ---------
                                                                        39,352       41,202

Property, plant and equipment:
   Land and improvements .........................................       7,933        7,307
   Buildings .....................................................      47,809       42,470
   Machinery and equipment .......................................     126,404      114,422
                                                                     ---------    ---------
                                                                       182,146      164,199
   Less accumulated depreciation and amortization ................     100,155       91,504
                                                                     ---------    ---------
                                                                        81,991       72,695
   Capital projects in progress ..................................      20,913       10,812
                                                                     ---------    ---------
                                                                       102,904       83,507
                                                                     ---------    ---------
      TOTAL ASSETS ...............................................   $ 269,874    $ 255,440
                                                                     =========    =========

See notes to consolidated financial statements

                       WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS (Continued)
                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                         DECEMBER 31
                                                                                     -------------------
                                                                                     2000          1999
                                                                                     ----          ----
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ............................................................   $  23,302    $  31,065
   Accrued liabilities .........................................................      40,973       36,679
   Current maturities of long-term debt ........................................       2,123        1,450
                                                                                   ---------    ---------
           Total current liabilities ...........................................      66,398       69,194

Long-term obligations:
   Long-term debt - less current maturities (net of unamortized original
         issue discount of $2,814 in 2000 and $3,216 in 1999)  .................     277,344      277,434
   Reserve for product liability and workers' compensation claims ..............      37,995       29,247
   Other long-term obligations .................................................      19,393       23,441
                                                                                   ---------    ---------
           Total liabilities ...................................................     401,130      399,316

Shareholders' deficit:
   Common stock: ...............................................................        --           --
      Class A - $.01 par value; voting; 5,000 shares authorized;
         1,880 shares issued and outstanding in 2000 and
         1,964 shares issued and outstanding in 1999  ..........................        --           --
      Class B - $.01 par value; voting; 25,000 shares authorized;
         21,775 shares issued and outstanding in 2000 and
         21,943 shares issued and outstanding in 1999  .........................        --           --
      Class C - $.01 par value; non-voting; 45,000 shares authorized;
         5,674 shares issued and outstanding in 2000 and
         4,657 shares issued and outstanding in 1999  ..........................        --           --
      Class D - $.01 par value; voting; 1,000 shares authorized;
         1,000 shares issued and outstanding ...................................        --           --
      Class E - $.01 par value; non-voting; 50,000 shares authorized;
         45,000 shares issued and outstanding ..................................           1            1
   Additional paid-in-capital ..................................................     201,272      198,786
   Accumulated deficit .........................................................    (330,061)    (341,718)
   Accumulated other non-owner changes in equity ...............................        --           (260)
   Notes receivable arising from stock loan plan ...............................      (2,468)        (685)
                                                                                   ---------    ---------
           Total shareholders' deficit .........................................    (131,256)    (143,876)
                                                                                   ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .........................   $ 269,874    $ 255,440
                                                                                   =========    =========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31
                                                                     -----------------------------------
                                                                        2000         1999         1998
                                                                        ----         ----         ----
Net sales ........................................................   $ 545,226    $ 503,665    $ 452,733
Cost of sales ....................................................     384,478      348,643      322,451
                                                                     ---------    ---------    ---------
Gross profit .....................................................     160,748      155,022      130,282
General and administrative expenses ..............................      29,489       29,839       31,626
Selling and distribution expenses ................................      85,646       77,048       66,807
Benefit plan curtailment and settlement gains, net ...............      (6,104)        --           --
Plant shutdown costs .............................................       1,093         --           --
                                                                     ---------    ---------    ---------
Operating profit .................................................      50,624       48,135       31,849
Other (expense) income, net ......................................      (2,223)      (2,067)         645
                                                                     ---------    ---------    ---------
Income before interest and income taxes ..........................      48,401       46,068       32,494
Interest expense .................................................      27,887       27,102       30,591
                                                                     ---------    ---------    ---------
Income before income taxes .......................................      20,514       18,966        1,903
Income taxes .....................................................       8,246        7,649        1,757
                                                                     ---------    ---------    ---------
Net income .......................................................   $  12,268    $  11,317    $     146
                                                                     =========    =========    =========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          FOR THE YEARS ENDED DECEMBER 31
                                                      -----------------------------------------------------------------------
                                                             2000                       1999                    1998
                                                      ---------------------     --------------------      -------------------
                                                      Shares       Amount         Shares      Amount      Shares       Amount
                                                      --------     --------     ---------     -------     ------      -------
CLASS A COMMON STOCK:
Balance, beginning of year .......................... 1,964         $    --       2,059       $    --        2,059      $    --
Repurchase of common stock ..........................   (84)             --         (95)           --         --             --
                                                     ------         -------       -----       -------       ------      -------
Balance, end of year ................................ 1,880         $    --       1,964       $    --        2,059      $    --
                                                     ======         =======       =====       =======       ======      =======

CLASS B COMMON STOCK:
Balance, beginning of year ..........................21,943         $    --       22,438       $    --      22,438      $    --
Repurchase of common stock ..........................  (168)             --         (495)           --        --             --
                                                     ------         --------      ------       -------      ------      -------
Balance, end of year ................................21,775         $    --       21,943       $    --      22,438      $    --
                                                     ======         ========      ======       =======      ======      =======

CLASS C COMMON STOCK:
Balance, beginning of year .......................... 4,657         $    --        4,682       $    --       4,682      $    --
Issuance of common stock ............................ 1,237
Repurchase of common stock ..........................  (220)             --          (25)           --        --             --
                                                      -----         --------      ------       -------      ------      -------
Balance, end of year ................................ 5,674         $    --        4,657       $    --       4,682      $    --
                                                     ======         ========      ======       =======      ======      =======

CLASS D COMMON STOCK:
Balance, beginning of year .......................... 1,000         $    --        1,000       $    --       1,000      $    --
                                                      -----         --------      ------       -------      ------      -------
Balance, end of year ................................ 1,000         $    --        1,000       $    --       1,000      $    --
                                                     ======         ========      ======       =======      ======      =======

CLASS E COMMON STOCK:
Balance, beginning of year ..........................45,000         $      1      45,000       $     1      45,000      $     1
                                                     ------         --------      ------       -------      ------      -------
Balance, end of year ................................45,000         $      1      45,000       $     1      45,000      $     1
                                                     ======         ========      ======       =======      ======      =======

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year ..........................              $ 198,786                 $ 198,847                $ 198,847
Issuance of common stock ............................                  3,019                      --                       --
Repurchase of common stock ..........................                   (533)                      (61)                    --
                                                                   ---------                 ---------                ---------
Balance, end of year ................................              $ 201,272                 $ 198,786                $ 198,847
                                                                   =========                 =========                =========
ACCUMULATED DEFICIT:
Balance, beginning of year ..........................              $(341,718)                $(351,607)               $(351,753)
Net income ..........................................                 12,268                    11,317                      146
Repurchase of common stock ..........................                   (611)                   (1,428)                    --
                                                                   ---------                 ---------                ---------
Balance, end of year ................................              $(330,061)                $(341,718)               $(351,607)
                                                                   =========                 =========                =========

ACCUMULATED OTHER NON-OWNER EQUITY CHANGES:
Minimum Pension Liability:
    Balance, beginning of year ......................              $    (260)                $  (1,598)               $  (2,221)
    Adjustment (net of deferred tax of
       $827 in 1999 and $980 in 1998) ...............                    260                     1,338                      623
                                                                   ---------                 ---------                ---------
    Balance, end of year ............................                   --                        (260)                  (1,598)
Unrealized Gains (Losses) on Investments:
    Balance, beginning of year ......................              $    --                   $     (40)               $   1,454
    Unrealized gains (losses) on investments
       (net of deferred tax of $46 in 1999 and
        deferred tax benefit of $1,243 in 1998)  ....                   --                          84                   (2,302)
    Reclassification adjustment for (gains) losses
       realized in net income (net of tax) ..........                   --                         (44)                     808
                                                                   ---------                 ---------                ---------
    Balance, end of year ............................                   --                         --                       (40)
                                                                   ---------                 ---------                ---------

Total accumulated other non-owner
    equity changes, end of year .....................              $    --                   $    (260)               $  (1,638)
                                                                   =========                 =========                =========
NOTES RECEIVABLE ARISING FROM STOCK LOAN PLAN:
Balance, beginning of year ..........................              $    (685)                $     --                 $     --
Notes receivable arising from stock loan plan, net ..                 (1,783)                     (685)                     --
                                                                   ---------                 ----------               ---------
Balance, end of year ................................              $  (2,468)                $    (685)               $     --
                                                                   =========                 =========                =========
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)  ...............              $(131,256)                $(143,876)               $(154,397)
                                                                   =========                 =========                =========
COMPREHENSIVE INCOME (LOSS):
Net income ..........................................              $  12,268                   $11,317                $     146
Accumulated other non-owner equity changes ..........                    260                     1,378                     (871)
                                                                   ---------                 ---------                ---------
TOTAL COMPREHENSIVE INCOME (LOSS)  ..................              $  12,528                 $  12,695                $    (725)
                                                                   =========                 =========                =========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                          FOR THE YEARS ENDED DECEMBER 31
                                                                                  ----------------------------------------------
                                                                                     2000               1999              1998
                                                                                  ---------         ----------         ---------
OPERATING ACTIVITIES
   Net income .................................................................   $ 12,268          $  11,317          $    146
Reconciliation of net income to net cash provided
 by operating activities:
   Net gain on transfer of loss reserves and discontinuance of MIICA ..........       --                 --              (4,506)
   Depreciation ...............................................................      9,059              8,774             8,465
   Amortization of deferred financing fees and original issue discount ........      2,692              2,672             2,611
   Amortization of Recapitalization and other deferred costs ..................      3,740              4,478             9,079
   Provision for plant shutdown costs .........................................      1,093               --                --
   Provision for losses on accounts receivable ................................        716                709               599
   Benefit plan curtailment and settlement gains, net .........................     (6,104)              --                --
   Provision for product liability and workers' compensation claims ...........     11,609             17,710            17,023
   Payment of product liability and workers' compensation claims ..............     (3,499)            (2,102)           (4,206)
   Deferred income taxes ......................................................       (457)            (6,058)            9,640
   Impairment of investments and realized net (gains) losses
      on dispositions .........................................................      1,163               --               2,520
   Net proceeds from sale of accounts receivable ..............................       --                 --              20,000
   Changes in operating assets and liabilities:
      Accounts receivable .....................................................       --                 --              43,811
      Undivided interest in accounts receivable ...............................     10,061            (22,095)          (46,298)
      Refundable income taxes .................................................     (1,336)               435              (312)
      Inventories .............................................................     (2,271)            (5,964)           (2,107)
      Accounts payable ........................................................     (5,840)             8,323            (2,162)
      Other assets and liabilities, net .......................................      1,736              9,358            (2,497)
                                                                                  --------           --------          --------
Net cash provided by operating activities ......................................    34,630             27,557            51,806

INVESTING ACTIVITIES
Capital expenditures ..........................................................    (26,745)           (20,452)           (8,940)
Acquisition of certain assets of Keller Ladders, Inc. .........................       --              (12,209)             --
    sales of other investments ................................................       --                  207             6,936
Other, net ....................................................................         47               --                (572)
                                                                                  --------           --------          --------
   Net cash used in investing activities .......................................   (26,698)           (32,454)           (2,576)

FINANCING ACTIVITIES
Repayments of long-term debt ..................................................     (1,450)            (1,450)           (1,450)
Repayment of receivables facility .............................................       --                 --             (41,500)
Decrease in cash overdrafts ...................................................     (1,923)              --
Issuance of common stock ......................................................        704
Repurchase of common stock ....................................................       (748)            (1,489)             --
Issuance of notes receivable arising from stock loan plan .....................       --                 (685)             --
Repayment of notes receivable arising from stock loan plan ....................        137               --                --
                                                                                  --------           --------          --------
Net cash used in financing activities .........................................     (3,280)            (3,624)          (42,950)
                                                                                  --------           --------          --------
Net increase (decrease) in cash and cash equivalents ..........................      4,652             (8,521)            6,280
Cash and cash equivalents at beginning of year ................................        866              9,387             3,107
                                                                                  --------           --------          --------
Cash and cash equivalents at end of year ......................................   $  5,518           $    866          $  9,387
                                                                                  ========           ========          ========

CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest ......................................................................   $ 26,458           $ 24,732          $ 26,112
                                                                                  ========           ========          ========
Income taxes ..................................................................   $  9,051           $ 13,272          $ (7,567)
                                                                                  ========           ========          ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred ............................................   $  1,631           $   --            $   --
                                                                                  ========           ========          ========
Issuance of common stock in exchange for notes receivable
 arising from stock loan plan .................................................   $  2,315           $   --            $   --
                                                                                  ========           ========          ========
Cancellation of notes receivable arising from stock loan plan
 in connection with repurchase of common stock ................................   $   (396)          $   --            $   --
                                                                                  ========           ========          ========


See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


A. DESCRIPTION OF BUSINESS

         Werner Holding Co. (PA), Inc. through its subsidiaries is a manufacturer of climbing equipment which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks, and aluminum extruded products. The Company operates in two business segments, Climbing Products and Extruded Products, which are primarily located in the United States.

B. SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The consolidated financial statements of Werner Holding Co. (PA), Inc. include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc., and its wholly-owned subsidiaries (collectively the "Company"). Werner Holding Co. (PA), Inc. has no substantial operations or assets, other than its investment in Werner Holding Co. (DE), Inc. The consolidated financial position and results of operations of Werner Holding Co. (PA), Inc. are substantially the same as those of Werner Holding Co. (DE), Inc. Intercompany accounts and transactions have been eliminated.

         Revenue Recognition - Sales are recorded when product is shipped and when title and risk of loss transfer to the customer. Effective in the fourth quarter of 2000, the Company modified its revenue recognition policies to be consistent with the guidance provided by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The impact of the modification on the Company's results of operations was not material.

         Shipping and Handling Fees and Expenses - In September 2000, the Financial Accounting Standards Board's Emerging Issues Task Force released Issue 00-10, Accounting for Shipping and Handling Fees and Costs. Issue 00-10 requires all shipping and handling fees billed to customers to be classified as revenues and all shipping and handling costs be removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Prior to December 31, 2000, the Company netted both shipping revenues and shipping costs in net sales. The Company applied Issue 00-10 as of December 31, 2000 and reclassified prior periods which resulted in increased net sales and increased selling and distribution expenses of $19,019 and $16,642 in 1999 and 1998, respectively. The reclassifications described had no effect on net income. Shipping and handling costs of $51,559, $44,012, and $38,385 are included in the caption entitled, "Selling and distribution expenses" in the consolidated statements of income for the years ended December 31, 2000, 1999 and 1998, respectively.

         Accounts Receivable - The Company provides credit, in the normal course of business, to its customers. The Company's customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Writeoffs of uncollectible accounts receivable have totaled $561, $621 and $72 in 2000, 1999 and 1998, respectively.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost was determined by the last-in, first-out (LIFO) method for approximately 91% and 93% of the inventories at December 31, 2000 and 1999, respectively.

         Derivative Commodity Instruments - The Company utilizes aluminum commodity futures and option contracts to hedge the market risk of changing prices associated with customer firm order commitments and a certain percentage of its forecasted sales. Futures contracts obligate the Company to make or receive a

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


payment equal to the net change in value of the contract at its maturity. In the case of option contracts, the Company creates a price risk tolerance range (referred to as a "collar") by purchasing call option contracts and selling put option contracts with a minimal net initial investment. Price movement inside the collar is not protected by the derivatives, whereas, price movement outside the collar or strike price provides either a financial gain or loss (depending upon price movement) if the option is exercised. Such contracts are designated as hedges, correspond to the commitment or forecasted sales period, and are effective in hedging the Company's exposure to changes in aluminum prices during that cycle. At December 31, 2000 and 1999, the Company had futures contracts to purchase aluminum totaling $3,972 and $9,454, respectively. The unrecognized gain (loss) for the change in fair value of these contracts was a loss of $64 and a gain of $1,935 at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the Company had purchased call option contracts and sold put option contracts covering 55.9 and 59.1 million pounds of aluminum, respectively. The fair value of these contracts was a liability of $225 and an asset of $1,811 at December 31, 2000 and 1999, respectively.

         All gains and losses on qualifying hedge transactions are deferred and are reported as a component of the underlying transaction (the deferral accounting method). Cash flows related to these transactions are recognized in the statement of cash flows in a manner consistent with the underlying transactions.

         Property, Plant and Equipment - Property, plant and equipment is stated at cost. The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after January 1, 1999. For property, plant and equipment placed into service prior to January 1, 1999, depreciation is computed using accelerated methods. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new property over the estimated useful lives of these assets. In addition, the new method more closely conforms with that prevalent in the industries in which the Company operates. The effect of this change was not material to the results of operations or financial position of the Company for the year ended December 31, 1999. The estimated useful lives for buildings range from 40 to 45 years and for machinery and equipment range from 3 to 14 years.

         Interest is capitalized in connection with major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2000, 1999 and 1998, interest costs of $1,152, $555 and $150, respectively, were capitalized.

         Long-lived assets are periodically reviewed for impairment. Impairment is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time. Measurement of impairment may be based upon appraisals, market values of similar assets or discounted cash flows.

         Insurance Fund Investments - Until March 31, 1998, the Company's captive insurance subsidiary, Manufacturers Indemnity and Insurance Company of America ("MIICA"), maintained an investment fund which consisted of debt securities, equity securities, real estate, cash and equivalents, and other investments. MIICA's investments in debt and equity securities were available for sale; therefore, these securities were reported at market value. Investments in real estate were recorded at depreciated value and short-term and other investments were stated primarily at cost which approximated market. Investments in special expiration price options were classified as trading securities and were reported at market value.

         Realized gains and losses on the sale of investments were recognized in operations. The cost of securities sold was based on the specific identification method. Changes in market values of debt and equity securities were reflected as unrealized gains or losses directly in shareholders' equity and, accordingly, had no effect on operations until sold unless such losses were other than temporary, at which time such losses were recognized in operations. Changes in market values of special expiration price options were reported directly in operations. Substantially all of the MIICA insurance fund investments were liquidated as part of the discontinuance of MIICA - see Note L.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Reserve for Product Liability and Workers' Compensation Claims - Effective on April 1, 1998, the Company obtained third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after that date and maintains a reserve for the insurance deductibles related to such claims. The reserve for product liability and workers' compensation claims includes an amount determined from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. Such reserve is necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently.

         Until March 31, 1998, the Company operated MIICA as a captive insurance company which maintained reserves for the product liability, workers' compensation and environmental liability claims of the Company. On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims previously provided for by MIICA. Under the terms of this insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped at a maximum of $75,000 in losses and extinguished the Company's liability in regard to such losses - see Note L.

         Deferred Financing Fees - Amortization of deferred financing fees is computed using the effective interest method.

         Advertising - The Company expenses all advertising as incurred. These expenses for the years ended December 31, 2000, 1999 and 1998 totaled $12,730, $12,858 and $8,606, respectively.

         Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

         Statement of Cash Flows - Cash and cash equivalents include cash on hand, demand deposits and short-term highly liquid debt instruments purchased with an original maturity of three months or less, exclusive of investments that were held by MIICA.

         Recently Issued Accounting Standards - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No.
133), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company's derivatives consist of aluminum futures and options contracts that are designated either as fair value or cash flow hedges. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The adoption of SFAS No. 133 resulted in a net of tax transition loss of $118 recorded by the Company effective on January 1, 2001 as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives.

         In September 2000, the FASB issued Statement No. 140 (SFAS No. 140), a replacement of Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which is effective for transactions occurring after March 31, 2001, is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Fair Values of Financial Instruments - The Company's disclosures for financial instruments are as follows:

                  Cash and cash equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents bear interest at prevailing market rates and therefore approximate fair value.

                  Long-term debt - The carrying amounts of the Company's borrowings under its credit agreements and the Variable Rate Demand Industrial Building Revenue Bonds, bear interest at prevailing market rates and therefore approximate their fair value at December 31, 2000 and 1999. The fair value (based upon prevailing market rates) of the outstanding borrowings of the Senior Subordinated Notes at December 31, 2000 and 1999 was $124,875 and $132,300, respectively.

         Internal Use Software - In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs applicable to internal use software, including external direct material and service costs, employee payroll and payroll related costs. Prior to the adoption of SOP 98-1, the Company expensed most of these costs as incurred. The effect of adopting the SOP was not material to the results of operations, financial position or cash flows of the Company for the year ended December 31, 1999. Amortization of capitalized software costs was $650 and $202 in 2000 and 1999, respectively. The unamortized balance of computer software costs capitalized was $12,081 and $3,241 at December 31, 2000 and 1999, respectively.

         Reclassification - Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements.

C. INVENTORIES

         Inventories are as follows:

                                                                            DECEMBER 31
                                                                       -----------------------
                                                                        2000             1999
                                                                       -------         -------
          Finished goods ............................................   $37,198         $30,470
          Work-in-process ...........................................    11,810          15,267
          Raw materials and supplies ................................    21,185          22,296
                                                                        -------         -------
          Total inventories, which approximates replacement cost ....    70,193          68,033
          Less excess of cost over LIFO stated values ...............     9,574           9,685
                                                                        -------         -------
          NET INVENTORIES ...........................................   $60,619         $58,348
                                                                        =======         =======

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

D.  DEBT

       Debt consists of the following:

                                                                                  DECEMBER 31
                                                                               -------------------
                                                                                 2000       1999
                                                                               --------   --------
         Senior Credit Term Loan Facilities .................................   $140,650   $142,100
         Senior Subordinated Notes, due 2007, net of unamortized
            discount ........................................................    132,186    131,784
         Variable Rate Demand Industrial Building Revenue Bonds,
            due 2015  .......................................................      5,000      5,000
         Capital lease obligations ..........................................      1,631       --
                                                                                --------   --------
         Total debt .........................................................    279,467    278,884
         Less current maturities ............................................      2,123      1,450
                                                                                --------   --------
         DEBT CLASSIFIED AS LONG-TERM .......................................   $277,344   $277,434
                                                                                ========   ========


         The Company maintains a Senior Credit Facility and, pursuant to an indenture dated November 24, 1997, issued the Senior Subordinated Notes (the "Notes"). Each of the Company's subsidiaries (except for Werner Funding Corporation) has guaranteed the Senior Credit Facility and the Notes. Such guarantee of the Notes is subordinate to the guarantee of the Senior Credit Facility.

         Senior Credit Facility:

         The Senior Credit Facility was entered into on November 24, 1997 and originally consisted of $145,000 in term loan facilities; a $100,000 revolving credit facility; and a $75,000 receivables credit facility.

         Term Loan Facilities. The Term Loan Facilities consist of two tranches of term loans in an aggregate principal amount of $145,000. The Tranche B term loans are in an aggregate principal amount of $90,000, and the Tranche C term loans are in an aggregate principal amount of $55,000. The Tranche B and C term loans mature on November 30, 2004 and 2005, respectively. Installments of the Tranche B term loans are due in aggregate principal amounts of $900 per annum for the first five years, $30,000 for the sixth year, and $55,500 for the seventh year. Installments of the Tranche C term loans are due in aggregate principal amounts of $550 for the first seven years and $51,150 for the eighth year.

         Revolving Credit Facility. The Revolving Credit Facility consists of a revolving credit facility in an aggregate principal amount of $100,000 under which no amounts were borrowed at December 31, 2000 or 1999 except for amounts under the letter of credit subfacility mentioned below. The Company is entitled to draw amounts under the Revolving Facility for general corporate purposes and working capital requirements. The Revolving Facility includes sub-limits for letters of credit and swing line loans available on same-day notice. The Revolving Facility matures on November 30, 2003. Available borrowings under this arrangement are reduced by amounts issued under a letter of credit subfacility which totaled $6,471 and $6,122 at December 31, 2000 and 1999, respectively.

         Receivables Facility. The Receivables Facility consisted of a revolving credit facility in an aggregate principal amount of $75,000, which was subject to a borrowing base limit not to exceed 80% of eligible accounts receivable. At December 31, 1997, $41,500 was outstanding under the Receivables Facility and was classified as short-term bank debt. In May 1998, the Company refinanced the outstanding amounts borrowed under the

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Receivables Facility with proceeds from a sale of its accounts receivable under the Receivables Purchase Agreement - see Note O. Upon such refinancing, the Receivables Facility was terminated.

         Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management's option (ranging from 8.45% to 8.80% and 8.70% to 9.05% at December 31, 2000 on Tranche B Term Loans and Tranche C Term Loans, respectively, and ranging from 7.88% to 8.21% and 8.13% to 8.46% at December 31, 1999 on Tranche B Term Loans and Tranche C Term Loans, respectively) and are collateralized by all of the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries, except for Werner Funding Corporation. The Senior Credit Facility requires an annual commitment fee of 0.3% on the average daily unused amount of the Revolving Credit Facility.

         The Notes:

         The principal amount of the Notes is $135,000 and they mature on November 15, 2007. Interest at 10% on the Notes is payable semi-annually in arrears on May 15 and November 15. The Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Notes rank pari passu in right of payment with all other indebtedness of the Company that is subordinated to senior indebtedness of the Company.

         The Notes are not redeemable at the Company's option prior to November 15, 2002. The Notes are redeemable at the Company's option at 105.000% during the twelve months beginning November 15, 2002, 103.333% during the twelve months beginning November 15, 2003, 101.667% during the twelve months beginning November 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount). In addition, prior to November 15, 2002, up to 35% of the Notes may be redeemed at 110% of the principal amount out of the proceeds of certain equity offerings.

         Industrial Building Revenue Bonds:

         Variable Rate Demand Industrial Building Revenue Bonds were issued in order to finance the Company's acquisition of land and equipment and the subsequent construction of a climbing products manufacturing facility. Under a lease agreement, the Company makes rental payments to the issuer in amounts sufficient to meet the debt service payments on the bonds. The bonds bear interest at a variable rate established weekly which may not exceed 15% per annum (5.3% and 5.7% at December 31, 2000 and 1999, respectively). The interest rate on the bonds may be converted to a fixed rate upon the satisfaction of certain conditions. Prior to a conversion to a fixed rate, the bonds are subject to purchase from the holder upon demand at a price equal to principal plus accrued interest. On or prior to the date of conversion to a fixed rate, the bonds are subject to redemption, in whole or in part, at the option of the Company. After conversion to a fixed rate, the bonds are subject to redemption, as a whole or in part, at the Company's option, on or after the tenth anniversary of the conversion, at annual redemption prices varying from 103% to 100% of the principal outstanding. Certain property and equipment having an original cost of $3,889 are pledged as collateral for the bonds.

         Covenants:

         The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements.

         Other:

         No short-term borrowings were outstanding at December 31, 2000 or 1999.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




Future minimum lease payments under capital leases are as follows:

         2001 ..................................................   $  782
         2002 ..................................................      509
         2003 ..................................................      347
         2004 ..................................................      157
         2005 ..................................................       54
         Thereafter ............................................     --
                                                                   ------
         Total minimum payments ................................    1,849
                                                                   ------
         Less amount representing interest .....................      218
         Capital lease obligations .............................    1,631
         Less current maturities ...............................      673
                                                                   ------
         Long-term capital lease obligations ...................   $  958
                                                                   ======


         The aggregate amount of principal payments, excluding obligations under capital leases, for the five years after December 31, 2000 are $1,450, $1,450, $30,550, $56,050 and $51,150, respectively.


E.  ACCRUED LIABILITIES

       Accrued liabilities consisted of the following at December 31:

                                                                               DECEMBER 31
                                                                           -----------------
                                                                            2000      1999
                                                                           -------   -------
        Advertising, promotions and allowances.........................    $15,971   $13,777
        Payroll ........................................................     8,330    10,546
        Interest .......................................................     3,510     4,054
        Other ..........................................................    13,162     8,302
                                                                           -------   -------
                                                                           $40,973   $36,679
                                                                           =======   =======


F. SHAREHOLDERS' EQUITY

         In October 1997, the Company entered into a recapitalization agreement (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively the "Investors"). Pursuant to the Recapitalization Agreement, on November 24, 1997, (the "Recapitalization Closing Date") the Company (a) amended and restated its Articles of Incorporation pursuant to which the Company's capital stock was reclassified, (b) redeemed for cash and the Market Participation Right (as hereinafter described) certain shares of the reclassified stock and (c) sold to the Investors shares of newly created Class C, D and E Common Stock of the Company (all of which actions together constituted the "Recapitalization"). As a result of the Recapitalization, the Pre-Recapitalization shareholders continue to own approximately 33% of the outstanding voting equity of the Company and the Investors own approximately 67% of the outstanding voting equity of the Company. The transaction was accounted for as a recapitalization and, as such, the historical basis of the Company's assets and liabilities was not affected.

         Market Participation Right - If, prior to the tenth anniversary of the Recapitalization Closing Date: (i) there is an initial underwritten public offering of at least 10% of the common equity of the Company, or the Investors sell a majority of their shares of the Company and (ii) at the time of such initial public offering or sale of shares, the Company's equity value equals or exceeds certain target values that imply significant annual compound rates of return (between 20% and 40%) to the Post-Recapitalization shareholders, then those

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


persons who have the Market Participation Right shall be entitled to receive an aggregate amount equal to up to 5% of the Company's equity value (the "Payment"). The Payment will be payable in cash, provided that the Company, in its discretion, may make up to half of the Payment in notes or similar obligations with market terms which the Company's Board of Directors in good faith believes are of equivalent value. The Payment will be treated as an equity distribution to those persons who have the Market Participation Right.

         Voting Rights - Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote per share and holders of the Class D Common Stock are entitled to approximately 50.7 votes per share. Class C Common Stock and Class E Common Stock have no voting rights. Upon the occurrence of a sale of 100% of the outstanding equity securities of the Company, a sale of substantially all the assets of the Company or a public offering of any equity securities of the Company ("Triggering Event"), each outstanding share of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock and Class E Common Stock will convert into one share of Common Stock of the Company. An additional class of common stock with a par value of $.01 per share is authorized (131,000 shares), but no shares were issued or outstanding at December 31, 2000 and 1999. When issued, this class of Common Stock of the Company will have one vote per share.

         Other Arrangements - The Company also entered into employee protection agreements whereby certain management employees received cash payments aggregating approximately $6,600 upon completion of one year of service from the Recapitalization Closing Date. This amount was included in other current assets and liabilities at December 31, 1997, and was amortized to expense during 1998.

         In connection with the Recapitalization, the Company also entered into an agreement for management and consulting services for a five-year term with Investcorp International, Inc., pursuant to which the Company prepaid Investcorp International, Inc. $5,000 upon the consummation of the Recapitalization. This amount is being amortized to expense over the five-year period.

G. STOCK INCENTIVE PLANS

         The Werner Holding Co. (PA), Inc. 1997 Stock Incentive Plan, as amended, (the "Stock Option Plan") is administered by the Company's Board of Directors. Pursuant to the Stock Option Plan, certain directors, employees and officers of the Company are given an opportunity to acquire shares of the Company's Class C Common Stock (the "Class C Stock") through the grant of non-qualified and qualified stock options, stock appreciation rights and restricted stock. The options granted under the Stock Option Plan are exercisable at no less than the fair market value of the Class C Stock at the time of grant and vest upon the seventh anniversary of the grant with the possibility for accelerated vesting based, in part, on the achievement of certain financial targets as provided for in the Stock Option Plan. The Stock Option Plan also provides for vesting of certain percentages of the options in the event of an Initial Public Offering or Approved Sale as defined in the Stock Option Plan. Options issued pursuant to the Stock Option Plan expire on the thirtieth day following the seventh anniversary of the grant date. A total of 7,600 shares of Class C Stock have been reserved for issuance under the Plan.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Presented below is a summary of the Stock Option Plan activity:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                      STOCK     EXERCISE
                                                                      OPTIONS    PRICE
                                                                     -------   ---------
Outstanding at January 1, 1998  ....................................    --
   Granted .........................................................   4,955   $2,421.29
   Exercised .......................................................    --          --
   Forfeited .......................................................    --          --
                                                                     -------
Outstanding at December 31, 1998 ...................................   4,955   $2,421.29
   Granted .........................................................   2,065   $2,421.29
   Exercised .......................................................    --          --
   Forfeited .......................................................     570   $2,421.29
                                                                     -------
Outstanding at December 31, 1999 ...................................   6,450   $2,421.29
   Granted .........................................................     760   $2,421.29
   Exercised .......................................................    --          --
   Forfeited .......................................................     905   $2,421.29
                                                                     -------
Outstanding at December 31, 2000 ...................................   6,305   $2,421.29
                                                                     =======


         The weighted average remaining contractual life of the options at December 31, 2000, 1999 and 1998 was approximately 4.6, 5.3 and 5.9 years, respectively. The weighted average fair value of the options granted during 2000, 1999 and 1998 was $724.42, $798.13 and $577.86 per share, respectively. As of December 31, 2000 and 1999, 460 options were exercisable. No options were exercisable prior to December 31, 1999.

         The Company measures compensation cost using the intrinsic value method of accounting pursuant to APB No. 25. Had the compensation cost for options granted in 2000, 1999 and 1998 been determined using the fair market value method of SFAS No. 123, Accounting for Stock Based Compensation, compensation expense (net of related taxes) would have been $328, $479 and $2 resulting in pro forma net income of $11,940, $10,838 and $144, respectively.

         For purposes of fair market value disclosures, the fair market value of an option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  2000         1999        1998
                                                  ----         ----        ----
Risk-free interest rate ....................       5.15%       6.54%       4.73%
Average life of options (years) ............        7.1         6.3         5.9
Volatility .................................          0%          0%          0%
Dividend yield .............................          0%          0%          0%

         The Company has entered into certain Management Stock Purchase Agreements, pursuant to which certain members of the Company's management were given the opportunity to purchase shares of the Company's Class C Stock from either the Company or certain of the Investors (the "Stock Purchase Plan"). In 2000, 1999 and 1998, shares of Class C Stock purchased under the Stock Purchase Plan were 1,237 shares, 773 shares and 0 shares, respectively. As required by the Stock Purchase Plan, 220 shares were repurchased during 2000 from participants who terminated employment. The Class C Stock purchased pursuant to the Stock Purchase Plan carries certain restrictions. In conjunction with the adoption of the Stock Purchase Plan, the Company also adopted the Werner Holding Co. (PA), Inc. Stock Loan Plan (the "Stock Loan Plan") to finance a portion of the purchase price paid for the shares acquired under the Stock Purchase Plan. At December 31, 2000 and 1999, notes outstanding under the Stock Loan Plan were $2,468 and $685, respectively. The notes bear interest at rates determined based on interest rates paid on the Company's third party credit arrangements and are due no later than November 24, 2004 or upon sale of the shares. All shares purchased pursuant to the

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


terms of the Stock Loan Plan are pledged to the Company. The notes are classified as a reduction of shareholders' equity in the Company's consolidated balance sheet.

H.  INCOME TAXES

               The components of income taxes (benefit) at December 31 are presented below:


                                                            FOR THE YEARS ENDED DECEMBER 31
                                                           --------------------------------
                                                             2000        1999        1998
                                                           --------    --------    --------
Current taxes:
Federal ................................................   $  8,095    $ 12,655    $ (8,241)
State and local ........................................        608       1,052         358
                                                           --------    --------    --------
                                                              8,703      13,707      (7,883)
Deferred taxes:
Federal ................................................       (866)     (5,439)     10,527
State and local ........................................        409        (619)       (887)
                                                           --------    --------    --------
                                                               (457)     (6,058)      9,640
                                                           --------    --------    --------
TOTAL ..................................................   $  8,246    $  7,649    $  1,757
                                                           ========    ========    ========


         Income taxes (benefit) for financial reporting purposes varied from income taxes (benefit) at the federal statutory rate as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31
                                                           -------------------------------
                                                             2000       1999      1998
                                                           -------    -------    -------
Income taxes at federal statutory rate .................   $ 7,180    $ 6,638    $   667
State and local income taxes, net of federal benefit ...       400        341       (529)
Adjustments to estimated income tax accruals ...........     1,169        500       (127)
Change in federal capital loss carryforward ............      (924)      (972)      --
Change in valuation allowance ..........................       924        972      1,746
Other, net .............................................      (503)       170       --
                                                           -------    -------    -------
INCOME TAXES ...........................................   $ 8,246    $ 7,649    $ 1,757
                                                           =======    =======    =======

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            December 31
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
Deferred tax liabilities:
  Depreciation .................................................      $  6,309       $  5,675
  Estimated income tax accruals ................................         6,283          5,115
  Capitalized supplies .........................................         1,866          1,539
  Other ........................................................         1,041            819
                                                                      --------       --------
Total deferred tax liabilities .................................        15,499         13,148
  Deferred tax assets:
  Provision for product liability and workers' compensation
  claims .......................................................        13,913         10,635
  Accrued vacation .............................................         1,475          1,451
  Accrued employee retirement benefits .........................         2,755          4,263
  Deferred compensation ........................................         4,346          3,483
  Accrued expenses and other reserves ..........................         5,634          5,136
  Capital losses ...............................................         2,804          1,880
  State net operating loss carryforward, net of federal benefit            635          1,137
  Other ........................................................           436            435
                                                                      --------       --------
                                                                        31,998         28,420
  Valuation allowance ..........................................        (2,804)        (1,880)
                                                                      --------       --------
Total deferred tax assets ......................................        29,194         26,540
                                                                      --------       --------
NET DEFERRED TAX ASSETS ........................................      $ 13,695       $ 13,392
                                                                      ========       ========



         SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As realization of deferred tax assets relating to certain capital losses is considered uncertain, a valuation allowance has been recorded. The Company believes that it will have taxable income in future periods sufficient to fully recognize its remaining deferred tax assets.

         The Company has state net operating loss carryforwards of $6,249 and $5,040 which expire in 2008 and 2018, respectively.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


I.  OPERATING LEASES

         The Company leases certain real estate and various equipment under long-term operating leases. Total rent expense amounted to $5,910, $5,156 and $4,551 for 2000, 1999 and 1998, respectively.

         Future minimum rental commitments as of December 31, 2000 for all noncancellable operating leases are as follows:

2001 ...............................................................      $2,255
2002 ...............................................................       1,695
2003 ...............................................................         909
2004 ...............................................................         620
2005 ...............................................................         358
Thereafter .........................................................       2,206
                                                                          ------
TOTAL ..............................................................      $8,043
                                                                          ======



J. COMMITMENTS AND CONTINGENCIES

         The Company has contracts to provide most of its estimated aluminum requirements with three principal suppliers. These contracts include stipulated prices, with provisions for price adjustments based on market. The three contracts are renegotiable, one each in 2001, 2002 and 2003, respectively.

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

         In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The plaintiffs of the action are Elizabeth Werner, Jeffrey R. Ackerman, individually and as trustee under a trust for the benefit of Elizabeth Werner; Matthew W. Weiss (by his parent Elizabeth Werner); Timothy F. Burke, Jr., as executor of the estate of Anne L. Werner and as trustee of certain trusts under Anne L. Werner's last will and testament; Edward A. Pollock; and all of such plaintiffs derivatively on behalf of Holding (PA). Defendants include the Management Shareholders, former company officers Richard L. Werner, Robert I. Werner, Marc L. Werner, certain non-management shareholders, Holding (PA), Holding (DE) and certain of its subsidiaries including, Werner Co. The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors has referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee has recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants have made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have appealed such decision on September 2, 1999, which continues to be pending before the Court of Appeals for the Third Court. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

K. EMPLOYEE RETIREMENT AND BENEFIT PLANS

         Prior to December 31, 2000, the Company sponsored two non-contributory defined benefit pension plans which provided retirement benefits to substantially all employees and two unfunded non-qualified supplemental retirement plans which provided a defined pension benefit in excess of limits imposed by federal tax law to certain key employees. Effective December 31, 2000, the Company froze benefit accruals under all but one of the plans resulting in recognition of a curtailment gain of $7,905. Also effective December 31, 2000, the two non-contributory defined benefit plans were merged. Pension benefits were not affected by the merger.

         The Company sponsors postretirement life insurance plans which cover substantially all employees and postretirement health-care and other benefit plans which provide benefits to certain key employees. Effective December 31, 2000, the Company's obligation to provide certain postretirement life insurance benefits to certain key employees was settled for vested participants and eliminated for non-vested participants. As a result, the Company recognized a settlement loss of $2,034 and a curtailment gain of $448.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                             PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                           --------------------   -----------------------
                                                             2000         1999       2000         1999
                                                           --------    --------    --------    ----------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at January 1  .......................   $ 54,528    $ 56,184    $  2,597    $  2,121
Curtailment ............................................    (10,049)       --        (1,023)       --
Service cost ...........................................      1,909       1,825          49         100
Interest cost ..........................................      4,152       3,707         196         141
Actuarial (gain)/loss ..................................      2,376      (4,813)        449         376
Benefits paid ..........................................     (2,734)     (2,375)       (161)       (141)
                                                          ---------    --------    --------    --------
Benefit obligation at December 31  .....................     50,182      54,528       2,107       2,597

CHANGE IN PLAN ASSETS
Fair value of assets at January 1  .....................     41,536      36,417        --          --
Actual return on plan assets ...........................     (1,872)      5,941        --          --
Employer contributions .................................      1,474       1,706         161         141
Benefits paid ..........................................     (2,734)     (2,375)       (161)       (141)
Settlement .............................................       --          --        (2,034)       --
                                                          ---------    --------    --------    --------
Fair value of assets at December 31  ...................     38,404      41,689      (2,034)       --
                                                          ---------    --------    --------    --------
FUNDED STATUS - (UNDER)/OVER FUNDED ....................    (11,778)    (12,839)     (4,141)     (2,597)
Unrecognized transition (asset) obligation .............       (459)       (354)          3         531
Unrecognized prior service cost ........................        118          46        --          --
Unrecognized net actuarial (gain) loss .................      1,572      (4,133)        641         287
                                                          ---------    --------    --------    --------
NET AMOUNT RECOGNIZED ..................................   $(10,547)   $(17,280)   $ (3,497)   $ (1,779)
                                                           ========    ========    ========    ========
Amounts recognized in the Consolidated
  Balance Sheets consist of:
  Other long-term obligations ..........................   $(12,877)   $(19,026)   $ (2,480)   $ (1,779)
  Accrued liabilities ..................................       --          --        (1,017)       --
  Other noncurrent assets ..............................      2,330        --          --          --
  Intangible asset .....................................       --         1,334        --          --
  Accumulated other non-owner
    equity changes .....................................       --           412        --          --
                                                           --------    --------    --------    --------
NET AMOUNT RECOGNIZED ..................................   $(10,547)   $(17,280)   $ (3,497)   $ (1,779)
                                                           ========    ========    ========    ========


         The combined projected benefit obligation for pension benefits includes the projected benefit obligations of the unfunded plans of $12,877 in 2000 and $12,911 in 1999. The accumulated benefit obligation of these unfunded non-qualified supplemental pension plans was $12,877 at December 31, 2000 and $12,276 at December 31, 1999. The remaining projected benefit obligation relates to the Company's funded pension plan. At December 31, 1999, one of the then existing plans had an accumulated benefit obligation of $5,851 which exceeded the fair value of the assets related to the plan of $5,766.

         The assumed health care trend rate for 2001 is 7.9% decreasing ratably to 5.0% in the year 2008. The effect of a one percentage point increase (decrease) in the accrued health-care cost trend rate assumption would increase (decrease) the accumulated postretirement benefit obligation by $125 and ($114), respectively, at December 31, 2000. The effect on the postretirement benefit cost would not be material.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Net periodic pension and other postretirement benefit costs consist of the following components:

                                                                 PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                         -------------------------------     ------------------------------
                                                          2000        1999        1998        2000       1999        1998
                                                         -------     -------     -------     -------    -------     -------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost .........................................    $1,909     $ 1,825     $ 1,878     $    49    $   100     $   130
Interest cost ........................................     4,151       3,708       3,553         196        141         168
Expected return on plan assets .......................    (3,420)     (2,990)     (2,650)       --         --          --
Amortization of transition obligation ................       (66)        (67)        (67)         35         35          69
Amortization of prior service cost ...................         3           3           3        --         --          --
Amortization of actuarial (gain) loss ................       (84)         99         133          13         (3)        (14)
                                                         -------     -------     -------     -------    -------     -------
Net periodic benefit cost ............................     2,493       2,578       2,850         293        273         353
Curtailment and settlement (gain) loss ...............    (7,905)       --          --         1,586       --          --
                                                         -------     -------     -------     -------    -------     -------
Net periodic benefit cost including
  curtailment and settlement (gain) loss .............   $(5,412)    $ 2,578     $ 2,850     $ 1,879    $   273     $   353
                                                         =======     =======     =======     =======    =======     =======
Weighted average assumptions as
  of December 31
  Discount rate ......................................      7.50%       7.75%       6.75%       7.50%      7.75%       6.75%
  Expected return on plan assets .....................      8.50%     7.5%-8.5%   7.5%-9.0%
  Rate of compensation increase ......................      5.00%       5.00%       4.00%


         The benefit curtailment and settlement gains, net of $6,104 reflected in the consolidated statement of income includes associated professional fees of $215.

         The Company also sponsors various defined contribution plans which cover substantially all of its employees. For certain employees covered by contract, contributions are based on negotiated rates and hours worked; for others, contributions are based on a percentage of employees' contributions and, effective January 1, 2001, were increased based on a combination of the participant's age and length of service. The expense related to these plans was $1,877, $1,694 and $1,698 in 2000, 1999 and 1998, respectively.

L. RESERVE FOR PRODUCT LIABILITY AND WORKERS' COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS

         On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims. Previously, the Company provided insurance for such claims through MIICA. Under the terms of the commercial insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped at a maximum of $75,000 in losses, and extinguished the Company's liability in regard to such losses (the "MIICA Insurance Transfer"). The Company paid approximately $42,400 for the commercial insurance coverage from the proceeds of liquidating certain of MIICA's insurance fund investments. As of the date of the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47,500. As a result of the MIICA Insurance Transfer, the Company recognized a gain of approximately $4,500, which is net of costs to discontinue the operations of MIICA. The Company has obtained third party commercial insurance coverage for its product liability and workers' compensation claims occurring on or after April 1, 1998, subject to certain deductible provisions, for which the Company has provided reserves of $37,995 and $29,885 at December 31, 2000 and 1999, respectively. Prior to the date of the MIICA Insurance Transfer, MIICA maintained a reserve for the product liability and workers' compensation claims of the Company and the related claim payments were made from MIICA's insurance fund investments.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         During 1998, the change in net unrealized holding gain (loss) on available-for-sale securities that has been included as a separate component of shareholders' equity totaled $(1,346), net of deferred taxes of $727.

M. OTHER (EXPENSE) INCOME, NET

         Other (expense) income, net is comprised of the following:

                                                                    FOR THE YEARS ENDED DECEMBER 31
                                                                   -----------------------------
                                                                      2000      1999     1998
                                                                    -------   --------   -----

Accounts receivable securitization expense .....................    (1,919)   $(1,458)   $(1,454)
Investment income (losses) related to MIICA investments:
   Impairment losses and realized losses .......................    (1,163)      --       (2,520)
   Other investment earnings ...................................      --         --        1,061
                                                                   -------    -------    -------
   MIICA related investment loss, net ..........................    (1,163)      --       (1,459)
Net gain on transfer of loss reserves and discontinuance
of MIICA .......................................................      --         --        4,506
Miscellaneous income (expense), net ............................       859       (609)      (948)
                                                                   -------    -------    -------
TOTAL ..........................................................   $(2,223)   $(2,067)   $   645
                                                                   =======    =======    =======


         Prior to December 31, 2000, the Company participated in a group credit arrangement related to certain employee insurance coverage whereby the group collectively provided the insurer with credit assurance through letters of credit issued by the participants. The Company was contingently liable up to the amount of its letters of credit totaling $1,362 which were issued under the credit arrangement. As a result of non-performance by one of the other participants, the total amount of the Company's letters of credit were drawn upon by the issuer in January 2001. The credit loss is included in Miscellaneous income (expense), net.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


N. SEGMENT INFORMATION

         The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks, and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The Company evaluates segment performance based on operating earnings. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.


                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                                    -----------------------------------
                                                                      2000          1999         1998
                                                                    ---------    ---------    ---------
NET SALES
Climbing Products ...............................................   $ 442,772    $ 395,886    $ 343,496
Extruded Products ...............................................     102,454      107,779      109,237
                                                                    ---------    ---------    ---------
                                                                    $ 545,226    $ 503,665    $ 452,733
                                                                    =========    =========    =========
OPERATING PROFIT (LOSS)
Climbing Products ...............................................   $  46,134    $  43,309    $  36,383
Extruded Products ...............................................       6,853        8,548        6,530
Corporate & Other ...............................................      (2,363)      (3,722)     (11,064)
                                                                    ---------    ---------    ---------
                                                                    $  50,624    $  48,135    $  31,849
                                                                    =========    =========    =========

DEPRECIATION AND AMORTIZATION
Climbing Products ...............................................   $  10,342    $  10,767    $   7,981
Extruded Products ...............................................       1,325        1,358        1,067
Corporate & Other ...............................................       3,824        3,799       11,107
                                                                    ---------    ---------    ---------
                                                                    $  15,491    $  15,924    $  20,155
                                                                    =========    =========    =========
IDENTIFIABLE ASSETS
Climbing Products ...............................................   $ 198,151    $ 189,636    $ 152,524
Extruded Products ...............................................      39,859       39,396       32,631
Corporate & Other ...............................................      31,864       26,408       27,624
                                                                    ---------    ---------    ---------
                                                                    $ 269,874    $ 255,440    $ 212,779
                                                                    =========    =========    =========
CAPITAL EXPENDITURES
Climbing Products ...............................................   $  11,009    $  14,259    $   4,629
Extruded Products ...............................................       1,250        3,641        1,673
Corporate & Other ...............................................      14,486        2,552        2,638
                                                                    ---------    ---------    ---------
                                                                    $  26,745    $  20,452    $   8,940
                                                                    =========    =========    =========


         Operating profit (loss) for Corporate & Other includes various corporate expenses, Recapitalization expense and eliminations. Operating profit for the year 2000 for the Climbing Products and Extruded Products segments includes the impact of benefit plan curtailment and settlement gains of $4,881 and $1,223, respectively, - see Note K. Operating profit for the Climbing Products segment for 2000 also includes the impact of a $1,093 charge related to plant shutdown costs - see Note R.

         Climbing Products net sales to two significant customers individually exceeded 10% of the Company's total net sales in 2000, 1999 and 1998 as follows:
24% and 14%, 23% and 21%, 13% and 11% of net sales, respectively. No customer included in the Extruded Products segment accounted for more than 10% of the Company's net sales in those years.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Revenues included in the consolidated financial statements of the Company are primarily derived from customers domiciled in the United States. Substantially all of the Company's long-lived assets are located in the United States.

O. SALE OF ACCOUNTS RECEIVABLE

         In May 1998, the Company entered into a five-year Receivables Purchase Agreement (the "Receivables Purchase Agreement") with a financial institution and its affiliate to provide additional financing capacity (maximum availability $50,000) and repay the outstanding amounts borrowed under the receivables portion of the Senior Credit Facility - see Note D. Under the Receivables Purchase Agreement, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation ("Funding"), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, therefore no servicing asset or liability has been recorded.

         As of December 31, 2000 and 1999 the Company had transferred, on a revolving basis, $78,332 and $88,393 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $58,332 and $68,393, respectively. In accordance with the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying consolidated statements of income in Other (expense) income, net. These costs totaled $1,919 and $1,458 in 2000 and 1999, respectively. The interest rates on the purchased interests at December 31, 2000 and 1999 were 6.53% and 6.18%, respectively.

         The key economic assumptions used to measure the undivided interest at the date of the securitization for securitizations completed in 2000 were a discount rate of 7.13% and an estimated life of approximately two months. At December 31, 2000 an immediate adverse change in the discount rate or estimated life of 10% and 20% would each result in a reduction in the fair value of the undivided interest of less than $0.1 million. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

         The accompanying consolidated balance sheets at December 31, 2000 and 1999 reflect an allowance for doubtful accounts that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

P. OTHER LONG-TERM OBLIGATIONS

         Other long-term obligations are comprised of the following:


                                                                     DECEMBER 31
                                                                  -----------------
                                                                   2000       1999
                                                                  -------   -------
Accrued employee retirement benefits ..........................   $15,357   $20,805
Other .........................................................     4,036     2,636
                                                                  -------   -------
                                                                  $19,393   $23,441
                                                                  =======   =======


Q. BUSINESS ACQUISITION

         In October 1999, the Company acquired certain assets of Keller Ladders, Inc. in a business combination accounted for as a purchase. No product or other significant liabilities were assumed in connection with this acquisition. The results of operations of the Keller business are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $12,209, which approximated the fair value of the assets acquired.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Had the acquisition been made at the beginning of 1998, the Company's pro forma unaudited results would have been:


                                                                   YEARS ENDED DECEMBER 31
                                                                  ---------------------
                                                                     1999        1998
                                                                  ---------   ---------
Net sales .....................................................   $ 548,183   $ 500,991
Net income (loss)  ............................................      11,047   $  (3,133)




         The above amounts reflect adjustments for depreciation on revalued property, plant and equipment, the use of the LIFO method to determine inventory costs, interest related to the cost of the acquisition, and taxes at an estimated effective tax rate of 38%. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of 1998 or of results which may occur in the future.

R. PLANT SHUTDOWN RESERVE

         During the quarter ended September 30, 2000, the Company began implementing a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana, and Swainsboro, Georgia, facilities. The production at these facilities, which were leased as part of the Keller acquisition in the fourth quarter of 1999, is being absorbed by the Company's other manufacturing facilities. Plant shutdown costs of $1,400 to cover the estimated costs associated with closing these facilities were recorded in the quarter ended June 30, 2000 when the plan was adopted. In the fourth quarter of 2000, the plant shutdown reserve was reduced by $307 reflecting the impact of the temporary re-opening of the Swainboro facility to meet production schedules for certain products. The plan reflects the elimination of approximately 240 jobs primarily in manufacturing functions. The affected employees are entitled to receive severance, vacation and other benefits totaling $372 all of which was paid. Plant shutdown costs also include other estimated exit costs of $721, including continuing lease payments, security and other costs applicable to the leased facilities through the end of the respective non-cancelable lease periods. Other exit costs of $205 were paid as of December 31, 2000. The payment of the remaining costs is expected to extend through December 31, 2001.

S. SUPPLEMENTAL GUARANTOR INFORMATION

         As discussed in Note D, the Company's debt includes borrowings under the Senior Credit Facility and the Notes. The issuer of the debt is Werner Holding Co. (DE), Inc. (the "Issuer"). Werner Holding Co. (PA), Inc. (the "Parent Company") has provided a full, unconditional, joint and several guaranty of the Issuer's obligation under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively, the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

         Following is condensed consolidated financial information for the Parent Company, the Issuer, the Guarantor Subsidiaries and Werner Funding Corporation (the "Non-Guarantor Subsidiary"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries is combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

         Investments in subsidiaries are accounted for on the equity method of accounting. Earnings at subsidiaries are, therefore, reflected in the respective investment accounts of the Parent Company and the Issuer. The investment in subsidiaries and intercompany balances and transactions have been eliminated. Income taxes are allocated generally on a separate return basis with reimbursement for losses utilized on a consolidated basis in accordance with a tax sharing agreement between the Company and each of its subsidiaries.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                                     ---------------------------------------------------------------------------
                                                                           COMBINED         NON-
                                                      PARENT               GUARANTOR       GUARANTOR
                                                      COMPANY     ISSUER   SUBSIDIARIES    SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                                      -------     ------   ------------    ----------  ------------  ------------
DECEMBER 31, 2000
ASSETS
Current assets:
   Undivided interest in accounts
      receivable ................................   $    --      $    --      $    --      $  58,332   $    --     $  58,332

   Inventories, net .............................        --           --         60,619         --          --        60,619
   Other current assets .........................         184          (16)       8,494            5        --         8,667
                                                    ---------    ---------    ---------    ---------   ---------   ---------
      Total current assets ......................         184          (16)      69,113       58,337        --       127,618
Property, plant and equipment, net ..............        --              2      102,902         --          --       102,904
Investment in subsidiaries ......................    (142,847)    (119,198)       7,115         --       254,930        --
Other assets ....................................           5        5,176       34,071          100        --        39,352
                                                    ---------    ---------    ---------    ---------   ---------   ---------
     TOTAL ASSETS ...............................   $(142,658)   $(114,036)   $ 213,201    $  58,437   $ 254,930   $ 269,874
                                                    =========    =========    =========    =========   =========   =========

LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
   Other current liabilities ....................   $    (571)   $   9,901    $  56,857    $     211   $    --     $  66,398
   Intercompany payable (receivable)  ...........     (10,831)    (252,476)     212,196       51,111        --          --
                                                    ---------    ---------    ---------    ---------   ---------   ---------
      Total current liabilities .................     (11,402)    (242,575)     269,053       51,322        --        66,398
Long-term debt ..................................        --        271,386        5,958         --          --       277,344
Other long-term liabilities .....................        --           --         57,388         --          --        57,388
      Total equity (deficit) ....................    (131,256)    (142,847)    (119,198)       7,115     254,930    (131,256)
                                                    ---------    ---------    ---------    ---------   ---------   ---------
     TOTAL LIABILITIES AND EQUITY
        (DEFICIT)  ..............................   $(142,658)   $(114,036)   $ 213,201    $  58,437   $ 254,930   $ 269,874
                                                    =========    =========    =========    =========   =========   =========

DECEMBER 31, 1999
ASSETS
Current assets:
   Undivided interest in accounts
      receivable ................................   $    --      $    --      $    --      $  68,393   $    --     $  68,393
   Inventories, net .............................        --           --         58,348         --          --        58,348
   Other current assets .........................          37          473        3,468           12        --         3,990
                                                    ---------    ---------    ---------    ---------   ---------   ---------
      Total current assets ......................          37          473       61,816       68,405        --       130,731

Property, plant and equipment, net ..............        --              2       83,505         --          --        83,507
Investment in subsidiaries ......................    (154,535)    (135,033)       5,686         --       283,882        --
Other assets ....................................           5       10,961       30,136          100        --        41,202
                                                    ---------    ---------    ---------    ---------   ---------   ---------
     TOTAL ASSETS ...............................   $(154,493)   $(123,597)   $ 181,143    $  68,505   $ 283,882   $ 255,440
                                                    =========    =========    =========    =========   =========   =========

LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
   Other current liabilities ....................   $     421    $   9,034    $  59,577    $     162   $    --     $  69,194
   Intercompany payable (receivable)  ...........     (11,038)    (250,530)     198,911       62,657        --          --
                                                    ---------    ---------    ---------    ---------   ---------   ---------
      Total current liabilities .................     (10,617)    (241,496)     258,488       62,819        --        69,194
Long-term debt ..................................        --        272,434        5,000         --          --       277,434
Other long-term liabilities .....................        --           --         52,688         --          --        52,688
      Total equity (deficit) ....................    (143,876)    (154,535)    (135,033)       5,686     283,882    (143,876)
                                                    ---------    ---------    ---------    ---------   ---------   ---------
     TOTAL LIABILITIES AND EQUITY
        (DEFICIT)  ..............................   $(154,493)   $(123,597)   $ 181,143    $  68,505   $ 283,882   $ 255,440
                                                    =========    =========    =========    =========   =========   =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                        ------------------------------------------------------------------
                                                                 COMBINED        NON-
                                          PARENT                 GUARANTOR     GUARANTOR
                                          COMPANY     ISSUER     SUBSIDIARIES  SUBSIDIARY ELIMINATIONS  CONSOLIDATED
                                          -------     ------     ------------  ---------- -------------  ------------
FOR THE YEAR ENDED
DECEMBER 31, 2000
   Net sales .........................   $    --      $    --      $ 545,226    $    --      $    --      $ 545,226
   Cost of sales .....................        --           --        384,478         --           --        384,478
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit ......................        --           --        160,748         --           --        160,748
   Selling, general and administrative
      expenses .......................          20           46      115,069         --           --        115,135
   Benefit plan curtailment and
      settlement gains, net ..........        --           --         (6,104)        --           --         (6,104)
   Plant shutdown costs ..............        --           --          1,093         --           --          1,093
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Operating (loss) profit ...........         (20)         (46)      50,690         --           --         50,624
   Other(expense) income, net ........      11,849       12,866       (5,143)       6,640      (28,435)      (2,223)
   Interest income (expense) .........       1,034       (3,625)     (20,824)      (4,472)        --        (27,887)
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Income (loss) before income taxes
      (benefit) ......................      12,863        9,195       24,723        2,168      (28,435)      20,514
   Income taxes (benefit) ............         595       (2,234)       9,146          739         --          8,246
                                         ---------    ---------    ---------    ---------    ---------    ---------
     NET INCOME (LOSS) ...............   $  12,268    $  11,429    $  15,577    $   1,429    $ (28,435)   $  12,268
                                         =========    =========    =========    =========    =========    =========

FOR THE YEAR ENDED
DECEMBER 31, 1999
   Net sales .........................   $    --      $    --      $ 503,665    $    --      $    --      $ 503,665
   Cost of sales .....................        --           --        348,643         --           --        348,643
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit ......................        --           --        155,022         --           --        155,022
   Selling, general and administrative
      expenses .......................        --             15      106,872         --           --        106,887
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Operating (loss) profit ...........        --            (15)      48,150         --           --         48,135
   Other(expense) income, net ........      10,727       18,202       (6,490)       4,541      (29,047)      (2,067)
   Interest income (expense) .........       1,018       (2,361)     (21,959)      (3,800)        --        (27,102)
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Income (loss) before income taxes
      (benefit) ......................      11,745       15,826       19,701          741      (29,047)      18,966
   Income taxes (benefit) ............         428        5,132        1,675          414         --          7,649
                                         ---------    ---------    ---------    ---------    ---------    ---------
     NET INCOME (LOSS) ...............   $  11,317    $  10,694    $  18,026    $     327    $ (29,047)   $  11,317
                                         =========    =========    =========    =========    =========    =========

FOR THE YEAR ENDED
DECEMBER 31, 1998
   Net sales .........................   $    --      $    --      $ 452,733    $    --      $    --      $ 452,733
   Cost of sales .....................        --           --        322,451         --           --        322,451
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit ......................        --           --        130,282         --           --        130,282
   Selling, general and administrative
      expenses .......................        --             54       98,379         --           --         98,433
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Operating (loss) profit ...........        --            (54)      31,903         --           --         31,849
   Other(expense) income, net ........        (497)       7,797       (8,485)       2,719         (889)         645
   Interest income (expense) .........       1,062       (2,058)     (27,373)      (2,222)        --        (30,591)
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Income (loss) before income taxes
      (benefit) ......................         565        5,685       (3,955)         497         (889)       1,903
   Income taxes (benefit) ............         419        6,182       (5,010)         166         --          1,757
                                         ---------    ---------    ---------    ---------    ---------    ---------
     NET INCOME (LOSS) ...............   $     146    $    (497)   $   1,055    $     331    $    (889)   $     146
                                         =========    =========    =========    =========    =========    =========

                              WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                      -------------------------------------------------------------
                                                                              COMBINED      NON-
                                                       PARENT                GUARANTOR    GUARANTOR
                                                      COMPANY      ISSUER   SUBSIDIARIES SUBSIDIARY   CONSOLIDATED
                                                      -------    ---------- -----------------------   ------------
FOR THE YEAR ENDED
DECEMBER 31, 2000
   Net cash from operating activities ............   $   (300)   $  2,954    $ 31,982    $     (6)   $ 34,630
   Net cash from investing activities ............     (1,712)     (1,899)    (23,087)       --       (26,698)
   Net cash from financing activities ............         93      (1,450)     (1,923)       --        (3,280)
                                                     --------    --------    --------    --------    --------
   Net increase (decrease) in cash
      and cash equivalents .......................     (1,919)       (395)      6,972          (6)      4,652
   Cash and cash equivalents at
      beginning of period ........................       --           417         442           7         866
                                                     --------    --------    --------    --------    --------
   Cash and cash equivalents at
      end of period ..............................   $ (1,919)   $     22    $  7,414    $      1    $  5,518
                                                     ========    ========    ========    ========    ========

For the Year Ended
December 31, 1999
   Net cash from operating activities ............   $    658    $ (5,769)   $ 32,661    $      7    $ 27,557
   Net cash from investing activities ............      1,515       5,018     (38,987)       --       (32,454)
   Net cash from financing activities ............     (2,174)     (1,450)       --          --        (3,624)
                                                     --------    --------    --------    --------    --------
   Net increase (decrease) in cash
      and cash equivalents .......................         (1)     (2,201)     (6,326)          7      (8,521)
   Cash and cash equivalents at
      beginning of period ........................          1       2,618       6,768        --         9,387
                                                     --------    --------    --------    --------    --------
   Cash and cash equivalents at
      end of period ..............................   $   --      $    417    $    442    $      7    $    866
                                                     ========    ========    ========    =======     ========

For the Year Ended
December 31, 1998
   Net cash from operating activities ............   $  1,033    $ (1,552)   $ 58,689    $ (6,364)   $ 51,806
   Net cash from investing activities ............     (1,049)     47,114     (55,005)      6,364      (2,576)
   Net cash from financing activities ............       --       (42,950)       --          --       (42,950)
                                                     --------    --------    --------    --------    --------
   Net increase (decrease) in cash
      and cash equivalents .......................        (16)      2,612       3,684        --         6,280
   Cash and cash equivalents at
      beginning of period ........................         17           6       3,084        --         3,107
                                                     --------    --------    --------    --------    --------
   Cash and cash equivalents at
      end of period ..............................   $      1    $  2,618    $  6,768    $   --      $  9,387
                                                     ========    ========    ========    =======     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the name, age and principal position of each of the directors of Holding (PA), Holding (DE) and the executive officers of the Company. The individuals who constitute the Board of Directors of Holding
(PA) also constitute the Board of Directors of Holding (DE).

         Each director of Holding (PA) and Holding (DE) will hold office until the next annual meeting of shareholders of Holding (PA) and Holding (DE), respectively, or until his successor has been elected and qualified. Officers of the Company are appointed by the respective Boards of Directors of Holding (PA) and its subsidiaries and serve at the discretion of such Boards, subject to any applicable employment agreements.

          NAME                         AGE      POSITION(S)
       Donald M. Werner             67       Chairman of the Board of Directors
       Michael E. Werner            41       Vice Chairman of the Board of Directors (1)
       Dennis G. Heiner             57       President and Chief Executive Officer, and Director
       Robert P. Tamburrino         44       Vice President, Chief Operating Officer
       Larry V. Friend              54       Vice President,  Chief  Financial  Officer and Treasurer(2)
       Edward W. Gericke            43       Senior Vice President, Sales (3)
       Eric J. Werner               38       Vice President, Secretary and General Counsel
       Mamoun Askari                37       Director
       James O. Egan                52       Director
       Charles K. Marquis           58       Director
       Howard L. Solot              63       Director
       Christopher J. Stadler       36       Director
       Thomas J. Sullivan           38       Director

(1) Mr. Werner assumed the position of Vice Chairman of the Board of Directors on January 24, 2001. Until January 24, 2001, Mr. Werner was President, Werner Ladder Co.

(2) Mr. Friend assumed the position of Vice President, Chief Financial Officer and Treasurer on January 24, 2001.

(3) Mr. Gericke assumed the position of Senior Vice President, Sales on January 24, 2001.


         Donald M. Werner served as President and Chief Executive Officer of Holding (PA) from May 1997 until his retirement in January 2000. From 1995 to 1997, Mr. Werner was President of Werner Ladder Co. Prior to 1995, Mr. Werner served in various positions with the Company including Sales Manager, Vice President-Marketing and Senior Vice President-Corporate Sales and Marketing. Mr. Werner also holds various directorships at subsidiaries of Holding (PA). Prior to commencing his 42 year career with the Company, Mr. Werner was an aircraft structural design engineer for Grumman Aircraft Co. Mr. Werner served as Chairman of the American Hardware Manufacturers Association and served on the boards of directors of the Scaffolding Industry Association and the Hardware Group Association. Mr. Werner is the father of Eric J. Werner, the uncle of Michael E. Werner and the cousin of Howard L. Solot.

         Michael E. Werner was appointed Vice Chairman of the Board of Directors in January 2001. Previously, he served as President of the Company's Werner Ladder Co. business unit from 1997 until January 2001. Mr. Werner joined the Company in 1988 and has held several positions including Vice President-National Accounts and Vice President-Sales & Marketing. Mr. Werner also holds various directorships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Werner served as Vice President for Mergers, Acquisitions and

Investments at Pacific Holding Co. and, prior to that, as an associate in the Mergers & Acquisitions Department of Goldman, Sachs & Co. Mr. Werner is the nephew of Donald M. Werner and the cousin of Eric J. Werner.

         Dennis G. Heiner has served as President and Chief Executive Officer of Holding (PA) since January 1, 2000 and Holding (DE) and Werner since June 1999. Prior to joining the Company, Mr. Heiner served as Executive Vice President of Black & Decker Corporation since 1989 and most recently as its President-Hardware & Building Products Group Worldwide. Mr. Heiner was President-Security Hardware Worldwide from 1992 to 1998, President-Household Products Worldwide from 1986 to 1992 and Group Vice President-U.S. Household Products from 1985 to 1986. Prior to Black & Decker, Mr. Heiner served as Division President for Beatrice Companies Inc. Window Coverings Division and as Vice President-Finance and then President for their Del Mar Window Coverings Division. Mr. Heiner holds various directorships and officerships at subsidiaries of Holding (PA) and is a director of Franklin Covey Co.

         Robert P. Tamburrino was appointed Vice President, Chief Operating Officer in November 2000. He joined the Company as Vice President, Chief Financial Officer and Treasurer in December 1998, a position he held until January 2001. Mr. Tamburrino also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Tamburrino served as Chief Financial Officer for the steel service center group of Usinor from 1997 to 1998. From 1991 to 1997, he served Usinor subsidiaries as Senior Vice President and Chief Financial Officer of Francosteel Corporation and Executive Vice President and Chief Financial Officer of Edgcomb Metals Company. Mr. Tamburrino held financial and chief executive officer positions with Rome Cable Corp., a manufacturer and distributor of copper electrical wire and cable from 1984 to 1990 and was employed by KPMG Peat Marwick from 1978 to 1984.

         Larry V. Friend was appointed Vice President, Chief Financial Officer and Treasurer in January 2001. He joined the Company in April 1999 as Vice President and Controller and was appointed Vice President-Finance in June 2000. Mr. Friend also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Friend was an independent financial consultant in 1998 and 1999. During 1996 and 1997, he served as President and CEO of the North and Central American operations of Ceramicas Industriales, S. A. Mr. Friend was Vice President and Chief Financial Officer of Universal Rundle Corporation from 1990 until 1996 and held Vice President, Controller and other finance positions at National Forge Company from 1982 until 1990. Between 1968 and 1981, Mr. Friend was employed by Price Waterhouse (now PricewaterhouseCoopers LLP).

         Edward W. Gericke was appointed Senior Vice President, Sales for Werner Ladder Co. in January 2001. He joined the Company in January 1998 as Vice President, Sales. Prior to joining the Company, Mr. Gericke was employed by Huffy/True Temper from May 1987 to January 1998 where he held multiple positions in sales, marketing and operations the most recent of which was Vice President, Sales and Marketing.

         Eric J. Werner joined the Company in 1988 as Secretary and Corporate Counsel. He has served as Vice President of the Company since 1999 and General Counsel of the Company since 1993. Mr. Werner also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Werner was an associate at the law firm of O'Connor, Broude, Snyder and Aronson. Mr. Werner also serves as a director of FNB Corporation. Mr. Werner is the son of Donald M. Werner and the cousin of Michael E. Werner.

         Mamoun Askari became a director of Holding (PA) in November 2000. Mr. Askari has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since September 1990. Prior to joining Investcorp, Mr. Askari was an Associate with Deloitte, Haskins & Sells (now Deloitte & Touche LLP). Mr. Askari is a director of CSK Auto Corporation and Independent Wireless One Corporation.

         James O. Egan has served as director of Holding (PA) since May 1999. Mr. Egan has been an executive officer of Investcorp or one of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Egan was a partner in the accounting firm of KPMG from October 1997 to December 1998. Prior to that, Mr. Egan was a Senior Vice President and Chief Financial Officer of Riverwood International, a paperboard, packaging and machinery company, from May 1996 to September 1997. Prior to that, Mr. Egan was a partner in the accounting firm of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Egan is a director of CSK Auto Corporation, Harborside Healthcare Corporation, Independent Wireless One Corporation and Jostens, Inc.

         Charles K. Marquis has served as director of Holding (PA) since May 1999. Mr. Marquis has been a consultant to Investcorp or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher, LLP. Mr. Marquis is a director of CSK Auto Corporation, Independent Wireless One Corporation, Jostens, Inc. and Tiffany & Co.

         Howard L. Solot has served as director of Holding (PA) since 1974. He recently served as Executive Vice President and Chief Operating Officer of Holding (PA) from 1995 to his retirement in March of 1999. He joined the Company in 1959 and has held various planning, systems, engineering and manufacturing related positions, including Plant Manager, Division General Manager, Vice President-Engineering and Corporate Planning and Senior Vice President-Manufacturing. Mr. Solot also holds various director positions at subsidiaries of Holding (PA). Mr. Solot served as a member of the board of directors of the Aluminum Extruders Council. Mr. Solot is the cousin of Donald
M. Werner.

         Christopher J. Stadler has served as director of Holding (PA) since November 1997. He has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a director with CS First Boston Corporation. Mr. Stadler is a director of CSK Auto Corporation, Independent Wireless One Corporation and Saks Incorporated.

         Thomas J. Sullivan has served as director of Holding (PA) since July 1999. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Sullivan was Vice President and Treasurer of the Leslie Fay Companies, Inc. (now Leslie Fay Company, Inc.). Mr. Sullivan is a director of Independent Wireless One Corporation and The William Carter Company.

DIRECTOR COMPENSATION

         Neither Holding (PA) nor Holding (DE) pay any additional remuneration to its employees or to executives of Investcorp for serving as directors. Holding (PA) and Holding (DE) do reimburse their respective directors for any expenses incurred in attending meetings.

SHAREHOLDER RIGHTS AGREEMENT

         Pursuant to the Shareholder Rights Agreement entered into on the Recapitalization Closing Date, (i) Class D Investors have a right to designate at least a majority of Holding (PA)'s Board, (ii) the Chief Executive Officer of Holding (PA) shall be a director, and, (iii) the Management Shareholders are entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors minus one. See "Certain Relationships and Related Transactions Agreements with Certain Shareholders - Shareholder Rights Agreement."

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table sets forth information concerning annual and long-term compensation for the last three fiscal years awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for certain of these officers are described in "Employment Arrangements" below.


                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                     ------------------------
                                                                                                  SECURITIES
                                                                                      DEFERRED   UNDERLYING
  NAME AND PRINCIPAL                                                   OTHER ANNUAL     STOCK     OPTIONS/SARS    ALL OTHER
       POSITIONS                    YEAR      SALARY         BONUS     COMPENSATION   UNITS($)(a)   (SHARES)    COMPENSATION
-----------------------------       ----      ------         -----     ------------   -----------   --------    ------------
Dennis G. Heiner (1)                2000      $525,000      $   --        $392,801      $   --        $   --        $   --
   President, Chief                 1999       141,346       525,000       277,140       455,000         1,250          --
   Executive Officer

Robert P. Tamburrino (2)            2000       265,289       125,000         8,488          --            --            --
   Vice President,                  1999       250,000       200,000         7,490          --             200          --
   Chief Operating Officer          1998         5,769          --            --            --             300          --

Michael E. Werner (3)               2000       260,962          --          16,459          --            --         779,933(b)
   Vice Chairman of the             1999       245,537       225,000        24,032          --            --            --
   Board of Directors               1998       234,630        75,000        34,426          --             500       351,000(c)
   effective January 24, 2001,
   President of Werner
   Ladder Co. until
   January 24, 2001

Eric J. Werner (4)                  2000       191,000        60,000        23,259          --            --            --
   Vice President,                  1999       188,907       114,600        23,898          --            --            --
   Secretary and                    1998       183,493        45,000        36,873          --             300       326,250(c)
   General Counsel

Edward W. Gericke (5)               2000       154,095        50,000         4,633          --            --            --
   Senior Vice President,
   Sales


(a) See the following section "Deferred Stock Plan" for a detailed explanation of amounts in this column.
(b)      See (3) below for a detailed explanation of this amount.
(c) See the following section "Compensation Relating to the Recapitalization" for a detailed explanation of this amount.

(1) The amount shown for Mr. Heiner under Salary and Bonus for 1999 was not paid but was deferred by Mr. Heiner under the Deferred Stock Plan for which he received 275 Stock Units. The amount shown for Mr. Heiner under Other Annual Compensation reflects payments of $6,350 and $1,101 in respect of life insurance premiums paid by the Company in 2000 and 1999, respectively, $13,143 and $1,032 of imputed income arising from the personal use of a Company provided automobile in 2000 and 1999, respectively, and retention incentive compensation as set forth in his employment contract of $373,308 and $208,000 in 2000 and 1999, respectively, and $67,007 for moving expenses in 1999.

(2) The amount shown for Mr. Tamburrino under Other Annual Compensation reflects payments of $703, $746 and $0 in respect of life insurance premiums paid by the Company in 2000, 1999 and 1998, respectively, $3,879, $2,308 and $0 in respect of matching contributions made under the 401(k) Plan in 2000, 1999 and 1998, respectively, $3,737, $4,307 and $0 in respect of accrual under postretirement benefit plans in 2000, 1999 and 1998, respectively, and $169, $129 and $0 of imputed income arising from the personal use of a Company provided automobile in 2000, 1999 and 1998, respectively.

(3) The amount shown for Mr. Werner under Other Annual Compensation reflects payments of $1,466, $8,463 and $8,374 in respect of life insurance premiums paid by the Company in 2000, 1999 and 1998, respectively, $5,235, $4,532 and $4,463 in respect of matching contributions made under the 401 (k) Plan in 2000, 1999 and 1998, respectively, $4,465, $5,132 and $6,368 in respect of accruals under postretirement benefit plans in 2000, 1999 and 1998, respectively, $3,015, $2,625 and $3,063 of imputed income arising from the personal use of a Company provided automobile in 2000, 1999 and 1998, respectively, and $2,278, $3,280 and $12,158 of financial planning services in 2000, 1999 and 1998, respectively. The amount shown under All Other Compensation in 2000 reflects $779,933 related to Mr. Werner's resignation as an officer and employee of the Company which consists of $750,000 payable under Mr. Werner's consulting and separation agreement (see "Consulting and Separation Agreement") and the cost to purchase Mr. Werner's Company provided automobile of $29,933. All Other Compensation in 1998 reflects payment of $351,000 made under his Employee Protection Agreement in 1998.

(4) The amount shown for Mr. Werner under Other Annual Compensation reflects payments of $448, $7,471 and $7,811 in respect of life insurance premiums paid by the Company in 2000, 1999 and 1998, respectively, $3,820, $3,484 and $5,000 in respect of matching contributions made under the 401 (k) Plan in 2000, 1999 and 1998, respectively, $3,567, $4,208 and $5,533 in respect of accruals under postretirement benefit plans in 2000, 1999 and 1998, respectively, $8,310, $6,363 and $7,399 of imputed income arising from the personal use of a Company provided automobile in 2000, 1999 and 1998, respectively, and $7,114, $2,372 and $11,130 of financial planning services in 2000, 1999 and 1998, respectively. The amount shown under All Other Compensation reflects payment of $326,250 made under his Employee Protection Agreement in 1998.

(5) The amount shown for Mr. Gericke under Other Annual Compensation reflects payments of $291 in respect of life insurance premiums paid by the Company in 2000, $2,558 in respect of matching contributions made under the 401(k) Plan in 2000 and $1,784 of imputed income arising from the personal use of a Company provided automobile in 2000.

COMPENSATION RELATED TO THE RECAPITALIZATION

         In connection with the Recapitalization, Holding (PA) entered into Employee Protection Agreements with approximately 50 employees, including certain of the Named Executive Officers and the Company's other senior management. The Employee Protection Agreements provided for payments ranging from 50% to 150% of a year's salary to be paid to each covered employee (i) who remains employed on the first anniversary of a change in control of Holding (PA) or (ii) prior to such anniversary (A) whose employment is terminated by Holding
(PA) other than for cause or (B) who suffers a "material employment change" (as defined in the Employee Protection Agreements). The Company made cash payments aggregating approximately $6,600,000 in 1998 in accordance with the Employee Protection Agreements.

EMPLOYMENT ARRANGEMENTS

         In November 1997, Holding (PA) entered into employment agreements with Michael E. Werner and Eric J. Werner and certain other senior managers of the Company. In addition, in December 1998, the Company entered into an Employment Agreement with Robert P. Tamburrino and in June 1999, the Company entered into an Employment Agreement with Dennis G. Heiner. In December 2000, the Employment Agreements for Michael

E. Werner and Eric J. Werner were renewed. The employment agreements for all of these officers are collectively referred to as the "Employment Agreements." Each of the Employment Agreements is for a term of three years except for Dennis G. Heiner's agreement which is for a term of five and one-half years. The Employment Agreements provide for a base annual salary in the following amounts:
$525,000 for Dennis G. Heiner, $183,000 for Eric J. Werner, $234,000 for Michael
E. Werner and $250,000 for Robert P. Tamburrino. In addition to such executive's salary, the Employment Agreements also provide for an annual bonus payment up to a maximum of 100% of annual salary for Dennis G. Heiner, 60% of annual salary for Eric J. Werner, 70% of annual salary for Michael E. Werner and 70% of annual salary for Robert P. Tamburrino. This bonus is reduced, within a range of board discretion, to the extent that the Company falls short of EBITDA targets specified in the Employment Agreements. The Employment Agreements further provide for an additional cash bonus payable at the discretion of the Company Board. The employment agreement for Dennis G. Heiner also provides for retention incentive compensation each year up to an additional $360,000, plus interest on amounts unpaid, contingent upon Mr. Heiner remaining in the employ of the Company until the fifth anniversary of his commencement date. Under the Employment Agreements, Holding (PA) may only terminate such executives' employment, without obligation for severance, for cause. Except with respect to Dennis G. Heiner, if an executive's employment is terminated without cause or if an executive terminates his employment for good reason, the Company must (i) pay such executive a lump sum equal to 12 months' base salary, and the most recent annual bonus paid (or earned but not yet paid) prior to termination of employment, and (ii) continue such executive's employee benefits for 12 months. With respect to Dennis G. Heiner, if Mr. Heiner's employment is terminated without cause or if he terminates his employment for good reason, the Company must (i) pay Mr. Heiner a lump sum equal to the sum of $1,050,000 and two times the most recent annual bonus paid (or earned but not yet paid) prior to his termination of employment and (ii) continue his employee benefits for a period of twenty-four months or until Mr. Heiner receives similar benefits from subsequent employment whichever occurs earlier. The Employment Agreements define "cause" as conviction of embezzlement or other felony involving fraud with respect to performance of duties and, subject to notice and opportunity to cure, willful engagement in gross misconduct concerning duties. "Good reason" is defined as a reduction in salary, bonus opportunities or employee benefits from the level in effect as of the commencement date of the respective employment contract, adverse changes in duties and forced relocation.

MANAGEMENT STOCK INCENTIVE PLAN

         Pursuant to the Recapitalization Agreement, Holding (PA) adopted a stock incentive plan, pursuant to which options to purchase Class C Common Stock may be granted to employees and directors of the Company. On December 15, 1998, the Company issued options representing approximately 6.6% of the outstanding post-Recapitalization common stock to certain members of senior management, including certain of the Named Executive Officers. The exercise price for options granted is $2,421.29 per share. Awards granted under the plan to employees include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including any change of control of Holding (PA). Each option is subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the seventh anniversary of the date of grant and will expire 30 days thereafter if not exercised. Upon the termination of an optionee's employment with the Company, Holding (PA) has certain rights to repurchase, and the optionee has certain rights to require an affiliate of Investcorp to repurchase (subject to the right, granted to Holding (PA), to repurchase such shares instead of the Investcorp affiliate), the Class C Common Stock purchased by the optionee pursuant to the exercise of his option(s).

                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FISCAL YEAR END OPTIONS/SAR VALUES

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-
                                                         OPTIONS/SARS           THE-MONEY OPTIONS/SARS
                       SHARES                         AT FISCAL YEAR END        AT FISCAL YEAR END ($)
                     ACQUIRED ON     VALUE        --------------------------  --------------------------
NAME                EXERCISE (#)   REALIZED ($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------    ------------   ------------   -----------  -------------  -----------  -------------
Dennis G. Heiner         -              -              250          1,000            -             -
Robert P. Tamburrino     -              -              125            375            -             -


         Pursuant to the Recapitalization Agreement, Holding (PA) adopted a Stock Loan Plan in order to make loans to certain members of management entering into certain stock purchase agreements between management participants and the Investors (the "Loan Participants") in amounts that do not exceed the sum of (i) 50% of the purchase price of the shares of Class C Common Stock purchased by the Loan Participant and (ii) the amount of the retention bonus to be paid by Holding (PA) to the Loan Participant pursuant to the respective Employee Protection Agreement. Loans made pursuant to the Stock Loan Plan mature in seven years, and bear interest at the Company's effective borrowing rate using the rates under the Revolving Facility of the Senior Credit Facility and the Receivables Purchase Agreement. Holding (PA) will negotiate with each Loan Participant the amount of principal to be paid from such Loan Participant's annual bonus. The Stock Loan Plan requires each Loan Participant to enter into a pledge agreement and to execute a secured promissory note. Shares with an aggregate fair market value of $1,932,000 and $3,019,000 were purchased in 1999 and 2000, respectively, pursuant to the Stock Loan Plan and management stock purchase agreements.

DEFERRED STOCK PLAN

         Effective August 1999, the Company adopted the Werner Co. Deferred Stock Plan (the "Deferred Stock Plan"). The Deferred Stock Plan is administered by a committee of the Board of Directors of the Company (the "Committee"). Pursuant to the Deferred Stock Plan, Dennis G. Heiner (the "Participant") is given the opportunity on or before December 31 of each year to make an irrevocable election to defer all or part of his salary and/or bonus for the next year subject to the approval of the Committee. If the Participant makes, and the Committee approves, such an election, the Committee shall grant to the Participant Stock Units (as hereinafter defined) determined by dividing the portion of the Participant's deferred salary and/or bonus by the fair market value of a share of Class C Common Stock as of the applicable pay date. Under the Deferred Stock Plan, the Participant is entitled to receive Stock Units which are defined as non-voting units of measurement which are deemed for recordkeeping purposes to be equivalent to shares of Class C Common Stock, such that, one Stock Unit is equal to one outstanding share of the Company's Class C Common Stock. Distribution of benefits under the Deferred Stock Plan shall be made to the Participant on the first business day of the first month following his termination of service, or immediately upon a change in control, and shall be made in an equivalent whole number of shares of Class C Common Stock. The Company has certain rights to repurchase the shares of Class C Common Stock distributed to the Participant upon the cessation of his employment or upon a sale or initial public offering of the Company as defined in the Deferred Stock Plan. Under the Deferred Stock Plan as of December 31, 1999, Mr. Heiner has earned 275 Stock Units from salary and bonus compensation. In addition, Mr. Heiner is entitled to receive 1,033 Stock Units pursuant to his employment agreement. Such Stock Units will be vested over a three-year period from the date of his employment through June 15, 2002 and the Company recognizes the related compensation expense over the three-year vesting period. In 1999 and 2000, the Company recognized $455,000 and $840,000, respectively, of compensation expense related to Mr. Heiner's Stock Units. At December 31, 2000, the fair market value of a share of Class C Common Stock for purposes of the Deferred Stock Plan was $2,421.29.

PENSION PLANS

         The benefits for all salaried employees under the Werner Holding Co.
(DE), Inc. Salaried Employees Pension Plan (the "Retirement Plan"), a funded, tax-qualified defined benefit pension plan and for certain stated executives under the Werner Holding Co. (DE), Inc. Supplemental Pension Plan A and/or the Werner Holding Co. (DE), Inc. Supplemental Pension Plan B (the "Supplemental Pension Plans") were frozen as of December 31, 2000 and, effective January 1, 2001, Company contributions under the 401(k) plan were increased. No further benefits will accrue under the Retirement Plan or the Supplemental Pension Plans for service after December 31, 2000. The following table shows the annual benefits accrued as of December 31, 2000 for each of the Named Executive Officers. These amounts would be payable at age 65.

                                                  SUPPLEMENTAL
                                    RETIREMENT     PENSION
           NAME                        PLAN         PLAN              TOTAL
       ---------------------       -----------     -------          ---------
        Dennis G. Heiner           $     3,562     $      -         $    3,562
        Robert P. Tamburrino             4,599        6,446             11,045
        Michael E. Werner               29,182       38,963             68,145
        Eric J. Werner                  29,000       25,698             54,698
        Edward W. Gericke                6,017            -              6,017


         The Supplemental Pension Plans are unfunded, non-qualified plans which provide lifetime annual pension benefits to certain stated executives in excess of benefits payable under the Retirement Plan, due to Retirement Plan limitations imposed by Employee Retirement Income Security Act ("ERISA"), plus additional other benefits. Supplemental Pension Plan A covers all members of the Company's former Management Committee and Supplemental Pension Plan B covers most of the elected corporate officers. Supplemental Pension Plan benefits are a function of service and final average compensation (both frozen as of December 31, 2000). Executives must have spent at least ten years of service as either an elected salaried corporate officer or a member of the former Management Committee of the Company and retire from the Company after age 55 to be eligible. Eligibility for the supplemental plans is conditioned upon participants' compliance with a non-competition agreement.

CONSULTING AND SEPARATION AGREEMENT

         On January 24, 2001, in connection with Michael E. Werner's resignation as an officer and employee of the Company, the Company entered into an agreement regarding Mr. Werner's termination of employment and future consulting services. Pursuant to the agreement, Mr. Werner will serve as a Director and Vice Chairman of the Board of Holding (PA) and be paid a separation payment of $500,000 and benefits as set forth in the agreement, which will be payable over a one-year period commencing February 19, 2001. In addition, the Company has engaged Mr. Werner to provide consulting services to the Company for a one-year period commencing February 19, 2001, in return for monthly payments of approximately $22,083 during the term of the consulting arrangement. Mr. Werner will also be paid an incentive payment of $250,000 on February 18, 2002 with an opportunity to receive an additional amount at the Board of Directors' discretion as set forth in the agreement.

COMMITTEES OF THE BOARD OF DIRECTORS;
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The full Board of Directors of Werner determines the compensation for management of Werner. Dennis G. Heiner is a member of the Board of Directors of Werner. The compensation for the Named Executive Officers is determined under each such officer's employment agreement.

         None of the executive officers of the Company served on the Board of Directors or on the compensation committee of any other entity, the officers of which served on any of the Boards of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

         All of the outstanding voting stock of Holding (DE) is owned by Holding
(PA). The following table sets forth certain information regarding the beneficial ownership of the capital stock of Holding (PA).

         The Class A Stock, Class B Stock and Class D Common Stock are the only classes of Holding (PA)'s capital stock that have the power to vote. The Class A Stock and Class B Stock each possesses the right to one vote per share. The Class D Common Stock possesses the right to 50.6818 votes per share.

         The table sets forth for such periods (i) each person known by the Company to be the beneficial owner of more than 5% of each class of voting stock of Holding (PA), (ii) each person who is a director of Holding (PA) or Named Executive Officer of the Company who is expected to beneficially own shares of voting stock of Holding (PA) and (iii) all directors of Holding (PA) and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

         Investcorp and the Investors beneficially own approximately 67% of the outstanding voting stock of Holding (PA) and the pre-Recapitalization existing shareholders, including certain members of management, now own approximately 33% of the outstanding voting stock of Holding (PA). In addition, the Investors own 3,952 shares of Class C Common Stock and 45,000 shares of Class E Common Stock. See "Certain Relationships and Related Transactions-Agreements with Certain Shareholders."

                                                                                 NUMBER OF    PERCENT
                                                                                 SHARES (1)   OF CLASS
                                                                                 ----------   --------
CLASS A VOTING STOCK
Noel Berk-Rauch ..............................................................        142        7.6%
Aleena R. Shapiro (2)  .......................................................        110        5.9%
Howard L. Solot (3)  .........................................................        277       14.7%
Donald M.Werner ..............................................................        304       16.2%
Richard L. Werner (4)  .......................................................        331       17.6%
Ronald E. Werner (5)  ........................................................        240       12.8%
All directors and executive officers as a group,
    including certain of the above named persons .............................        716       38.1%

                                                                                 NUMBER OF    PERCENT
                                                                                 SHARES (1)   OF CLASS
                                                                                 ----------   --------
CLASS B VOTING STOCK
Howard L. Solot (6)  .........................................................      1,083        5.0%
Bruce D. Werner Trust (7)  ...................................................      1,399        6.4%
Craig R. Werner Trust (8)  ...................................................      1,508        6.9%
Michael E. Werner Revocable Trust (9)  .......................................      1,496        6.9%
Donald M. Werner (10)  .......................................................        601        2.8%
Eric J. Werner (11)  .........................................................      1,384        6.4%
Ronald E. Werner (12)  .......................................................      1,746        8.0%
All directors and executive officers as a group,
    including certain of the above named persons .............................      4,564       21.0%

                                                                                 NUMBER OF    PERCENT
                                                                                 SHARES (1)   OF CLASS
                                                                                 ----------   --------
CLASS D VOTING STOCK
INVESTCORP S.A. (13) (14)  ...................................................      1,000      100.0%
SIPCO Limited (15)  ..........................................................      1,000      100.0%
CIP Limited (16) (17)  .......................................................        920       92.0%
Ballet Limited (16) (17)  ....................................................         92        9.2%
Denary Limited (16) (17)  ....................................................         92        9.2%
Gleam Limited (16) (17)  .....................................................         92        9.2%
Highlands Limited (16) (17)  .................................................         92        9.2%
Noble Limited (16) (17)  .....................................................         92        9.2%
Outrigger Limited (16) (17)  .................................................         92        9.2%
Quill Limited (16) (17)  .....................................................         92        9.2%
Radial Limited (16) (17)  ....................................................         92        9.2%
Shoreline Limited (16) (17)  .................................................         92        9.2%
Zinnia Limited (16) (17)  ....................................................         92        9.2%
INVESTCORP Investment Equity Limited (14)  ...................................         80        8.0%



(1) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2) Ms. Shapiro does not directly own any stock in Holding (PA). The number of shares shown as owned are held in the name of Rauch Trust of which Aleena R. Shapiro is Trustee. Ms. Shapiro disclaims the beneficial ownership of such shares.

(3) Includes 36.47 shares of Class A Stock held in the name of Mr. Solot's spouse, Janet F. Solot.

(4) Includes 331.05 shares of Class A Stock held in the name of Richmond Drive Enterprises, L.P., a limited partnership, the general partners of which are Mr. Werner and Lois S. Werner. Lois S. Werner is the spouse of Mr. Werner.

(5) Includes 238.85 shares of Class A Stock held in the name of the Florence J. Werner Irrevocable Trust of which Ronald E. Werner is the trustee. Mr. Werner disclaims the beneficial ownership of such shares.

(6) Includes 826 shares of Class B Stock held in the name of Alligator Partners, L.P., a limited partnership, the general partners of which are Mr. Solot and Janet F. Solot, and 212.17 shares of Class B Stock held in the name of Mr. Solot's spouse, Janet F. Solot.

(7)      Includes 17.30 shares of Class B Stock held as joint tenant with Tammy
         H. Werner and 391.01 shares of Class B Stock held in the name of the Bruce D. Werner Family Limited Partnership.

(8) Includes 925.40 shares of Class B Stock owned by the Craig R. Werner Family Limited Partnership.

(9)      Includes 179.98 shares of Class B Stock held in the name of the Laura
         W. Werner Revocable Trust, 102.92 shares of Class B Stock held in the name of the Jonathan C. Werner Gift Trust, 57.65 shares of Class B Stock held in the name of the Margot A. Werner Gift Trust and 102.92 shares of Class B Stock held in the name of the Stephanie N. Werner Gift Trust.

(10) Includes 22 shares of Class B Stock owned with Barbara Werner as joint tenants and 88 shares of Class B Stock held in the name of Barbara Werner.

(11) Includes 29.48 shares of Class B Stock owned with Melanie R. Werner as joint tenants, 274.56 shares of Class B Stock held in the name of Melanie R. Werner, Custodian for Isabelle N. Werner and 274.56 shares of Class B Stock held in the name of Melanie R. Werner, Custodian for Sophia K. Werner.

(12) Includes 1,035.74 shares of Class B Stock held in the name of the Robert I. Werner Irrevocable Trust and 200.17 shares of Class B Stock held in the name of the Florence J. Werner Irrevocable Trust. Mr. Werner disclaims the beneficial ownership of all of these shares.

(13) Investcorp does not directly own any stock in Holding (PA). The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (14) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see (17) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entity has granted such affiliate the authority to direct the voting and disposition of the Holding (PA) voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(14) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(15) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(16) CIP Limited ("CIP") owns no stock in Holding (PA). CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (17) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holding (PA) held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holding (PA)'s voting stock.

(17) Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

         Right of First Offer, Tag-Along Rights

         Pursuant to the Restated Articles, prior to an initial public offering of the capital stock of Holding (PA), any holder of Class A Stock or Class B Stock that intends to sell any shares of such stock will be required to furnish notice to Holding (PA) of such holder's intent to sell such shares. Following the receipt of such notice, Holding (PA) will have the option to purchase such stock on the same terms as the proposed sale. In addition, if any holder of Class D Common Stock proposes to transfer shares of such stock, holders of the other classes of Holding (PA) capital stock will have certain tag-along rights with respect thereto. Any shares for which any holders elect to exercise such tag-along rights but whose shares are not sold in connection therewith will have such shares redeemed by Holding (PA), to the extent it is legally permitted to do so.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AGREEMENTS WITH CERTAIN SHAREHOLDERS AND DIRECTORS

         Consulting and Financial Services Agreements

         In connection with the Recapitalization, the Company entered into an agreement for management advisory and consulting services for a five-year term with Investcorp International, Inc. ("III"), pursuant to which the Company prepaid III $5.0 million upon closing.

         On January 1, 2000, in connection with Donald M. Werner's retirement, the Company entered into a consulting agreement with Mr. Werner. Pursuant to this consulting agreement, Mr. Werner will provide certain consulting services to the Company for a period of one year in exchange for payment at a rate of $150,000 per year. The consulting agreement is automatically renewed for successive one-year periods unless either party provides written notice thirty
(30) days prior to the expiration of the current term.

         In connection with Michael E. Werner's resignation as an officer and employee of the Company effective January 24, 2001, the Company entered into a consulting and separation agreement with Mr. Werner. Pursuant to the consulting and separation agreement, Mr. Werner will provide consulting services to the Company for a one-year period commencing February 19, 2001, in exchange for monthly payments of approximately $22,083 during the term of the consulting arrangement. The Company and Mr. Werner can extend the consulting arrangement by mutual agreement.

         Shareholder Rights Agreement

         On the Recapitalization Closing Date, Holding (PA) executed the Shareholder Rights Agreement with each of the Management Shareholders and each holder of Class D Common Stock ("Class D Investors"). The Shareholder Rights Agreement contains the following provisions: (i) the right, following an initial public offering of Holding (PA)'s capital stock, in favor of the Class D Investors to require the Management Shareholders to sell their remaining equity interests in Holding (PA) if the Class D Investors decide to sell as a group 85% or more of their remaining equity interests in the Company and the Class D Investors hold at that time (prior to giving effect to the proposed sale) more than 80% of the shares of Class D Common Stock purchased by the Investors in the Recapitalization, (ii) the right in favor of all holders of Holding (PA)'s capital stock, during the period beginning immediately after the Closing Date and continuing until, but ending prior to, an initial public offering, to participate on a pro rata basis in equity financings by the Company (other than issuances of equity securities in connection with stock incentive or compensation plans approved by Holding (PA)'s Board of Directors or in connection with business acquisitions by Holding (PA)) if the securities to be issued by the Company are not being issued at fair market value as determined in good faith by Holding (PA)'s Board of Directors, (iii) certain demand and piggy-back registration rights in favor of the Class D Investors and certain piggy-back registration rights in favor of all other shareholders of Holding
(PA), (iv) the obligation of the Management Shareholders to enter into certain customary "lock-up" agreements with underwriters in future public offerings, and
(v) an agreement by the Class D Investors and the Management Shareholders to vote their respective shares such that (a) at least a majority of Holding (PA)'s Board will consist of persons designated by the Class D Investors, (b) the Chief Executive Officer of Holding (PA) shall be a director and (c) the Management Shareholders shall be entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors (rounded to the nearest whole number) minus one.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Financial Statements

             The financial statements set forth in the Index are filed as part of this Annual Report on Form 10-K.

         (b) Reports on Form 8-K:
                  None.

         (c) Exhibits:

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------

       2 Amended and Restated Recapitalization Agreement, dated as of October 27, 1997, by and among Holding (PA) and certain investors organized by Investcorp S.A. (filed as Exhibit 2 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       3.1 Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       3.2        By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit
                  3.2 to Registrant's Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       3.2.1      Certificate of Ownership and Merger of Werner Holding Co.
                  (DE), Inc. regarding merger of Werner Financial Inc. with and into Werner Holding Co. (DE), Inc. (filed as Exhibit
                  3.2.1 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

       3.3 Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Holding
                  (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

       3.4 Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

       3.5        Articles of Incorporation of Werner Co. (filed as Exhibit
                  3.5 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       3.5.1 Articles of Merger of Werner Co. regarding merger of R.D. Arizona Ladder Corp. with and into Werner Co. (filed as
                  Exhibit 3.5.1 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

       3.5.2 Articles of Merger of Werner Co. regarding merger of Phoenix Management Services, Inc., Werner Management Co., Florida Ladder Company, Kentucky Ladder Company and Gold Medal Ladder Company with and into Werner Co. (filed as
                  Exhibit 3.5.2 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

       3.5.3 Articles of Merger of Werner Co. regarding merger of Olympus Properties, Inc. with and into Werner Co. (filed as Exhibit 3.5.3 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

       3.6        By-laws of Werner Co. (filed as Exhibit 3.6 to Holding
                  (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       3.7        Certificate of Incorporation of WIP Technologies, Inc.
                  (filed as Exhibit 3.19 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       3.8 By-laws of WIP Technologies, Inc. (filed as Exhibit 3.20 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       3.9 Certificate of Incorporation of Werner Funding Corporation (filed as Exhibit 3.9 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------

       3.10       By-laws of Werner Funding Corporation (filed as Exhibit
                  3.10 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

       3.11       Amendment to By-laws of WIP Technologies, Inc. (filed as
                  Exhibit 3.11 to Holding (DE)'s Annual Report on form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

       3.12 Certificate of Incorporation of Werner Ladder Inc. (filed as Exhibit 3.5 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

       3.13 By-laws of Werner Ladder Inc. (filed as Exhibit 3.6 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

       4.1 Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated as of November 24, 1997 (filed as Exhibit 4.1 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       4.2 Form of Note (included as Exhibit B to Exhibit 4.1 in Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       4.3 Registration Rights Agreement among the Company, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co. dated November 24, 1997 (filed as Exhibit 1.2 in Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       4.4 Form of Letter of Transmittal (filed as Exhibit 1.3 in Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.1       Form of Employee Protection Agreements between Holding
                  (PA) and certain employees (filed as Exhibit 10.1 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.2 Shareholder Agreement, dated as of November 24, 1997, by and among Holding (PA), Investcorp Investment Equity Limited, certain other holders of shares of Class D Common Stock of Holding (PA) and the other individuals listed on the signature pages thereto (filed as Exhibit 10.2 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.3 Form of Employment Agreement, dated as of November 24, 1997, between Werner Management Co. and certain named executive officers (filed as Exhibit 10.3 to Holding
                  (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.4 Management Stock Incentive Plan, established by Werner Holding Co. (PA), Inc. as of November 24, 1997 (filed as
                  Exhibit 10.4 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.5 Form of Stock Option Agreements pursuant to Stock Incentive Plan between Werner Holding Co. (PA), Inc. and certain employees (filed as Exhibit 10.5 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.6 Trust Indenture, dated as of September 1, 1990, between the County of Carroll, Kentucky, and Dai-Ichi Kangyo Trust Company (filed as Exhibit 10.6 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------

       10.7 Variable Rate Demand Industrial Building Revenue Bonds issued by the County of Carroll, Kentucky (filed as Exhibit 10.7 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.8 Lease Agreement, dated as of September 1, 1990, between County of Carroll, Kentucky, and Kentucky Ladder Company (filed as Exhibit 10.8 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.9 Employment Agreement between Werner Co. and Robert P. Tamburrino (filed as Exhibit 10.9 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

       10.10 Master Registration Rights Agreement, dated as of November 24, 1997, by Werner Holding Co. (PA), Inc. for the benefit of certain shareholders (filed as Exhibit 10.10 to Holding
                  (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.11 Werner Holding Co. (PA), Inc. 1997 Stock Loan Plan (filed as Exhibit 10.11 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.12 Credit Agreement, dated as of November 24, 1997, among the Company, Bankers Trust Company, as Administrative Agent and Co-Arranger, Merrill Lynch Capital Corporation, as Syndication Agent and as Co-Arranger, The Chase Manhattan Bank, as Documentation Agent, and Goldman Sachs Credit Partners L.P., as Co-Agent (filed as Exhibit 10.12 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.13 Form of Second Stock Option Modification Agreement (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

       10.14 Amended and Restated Retirement Plan for Employees of Werner Holding Co. (DE), Inc.

       10.15 Amended and Restated Supplemental Pension Plan A Applicable to Key Executives of Werner Holding Co. (DE), Inc., its Parent and Subsidiaries.

       10.16 Amended and Restated Supplemental Pension Plan B Applicable to Elected Salaried Corporate Officers of Werner Holding Co. (DE), Inc., its Parent and
                  Subsidiaries.

       10.17 Werner Co. Short Term Variable Pay Bonus Compensation Plan (filed as Exhibit 10.2 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

       10.18 Amended and Restated Werner Holding Co. (DE), Inc. Employee Savings Plan.

       10.19 Form of Management Stock Purchase Agreement between Stepup Limited, Werner Holding Co. (PA), Inc. and certain individuals (filed as Exhibit 10.19 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.20      Form of Loan and Pledge Agreement of Werner Holding Co.
                  (PA), Inc. (filed as Exhibit 10.20 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.21 Agreement for Management Advisory, Strategic Planning and Consulting Services between the Company and Investcorp International, Inc. (filed as Exhibit 10.21 to Holding
                  (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------

       10.22 Financing Advisory Agreement between the Company and Investcorp International Inc. (filed as Exhibit 10.22 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.23      Stand-By Commitment Letter of Invifin S.A. (filed as
                  Exhibit 10.23 to Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.24 Reinsurance Agreement, dated March 31, 1998, among Manufacturers Indemnity and Insurance Company of America and National Union Fire Insurance Company of Pittsburgh, PA (filed as Exhibit No. 10.24 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.25 Agreement, dated March 31, 1998, among National Union Fire Insurance Company of Pittsburgh, PA, Manufacturers Indemnity and Insurance Company of America and the Reinsurers named therein (filed as Exhibit No. 10.25 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.26 Assumption Agreement, dated March 31, 1998, among National Union Fire Insurance Company of Pittsburgh, PA, Manufacturers Indemnity and Insurance Company of America and Werner Holding Co. (PA), Inc. (filed as Exhibit No.
                  10.26 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.27 Novation and Assumption Agreement, dated March 31, 1998, among Insurance Company of North America, National Union Fire Insurance Company of Pittsburgh, PA, and Werner Holding Co. (PA), Inc. (filed as Exhibit No. 10.27 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.28 Commutation Agreement, dated March 31, 1998, between Insurance Company of North America, Pacific Employers Insurance Company and CIGNA Insurance Company of Illinois, and Manufacturers Indemnity and Insurance Company of America (filed as Exhibit No. 10.28 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.29 Indemnity Agreement, dated March 31, 1998, between National Union Fire Insurance Company of Pittsburgh, PA, and Werner Holding Co. (PA), Inc. (filed as Exhibit No.
                  10.29 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.30 Novation Agreement, dated March 31, 1998, among The Travelers Indemnity Company of Hartford, Connecticut, certain of its subsidiaries and affiliates, Werner Holding Co. (PA), Inc. and certain of its subsidiaries, and National Union Fire Insurance Company of Pittsburgh, PA (filed as Exhibit No. 10.30 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

       10.31 Receivables Purchase Agreement, dated as of May 29, 1998, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

       10.32 Purchase and Sale Agreement, dated as of May 29, 1998, between Werner Funding Corporation and Werner Co. (filed as Exhibit 10.2 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

       10.33 Consulting and Separation Agreement between Werner Holding Co. (PA), Inc., Werner Co. and Michael E. Werner dated January 24, 2001.

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------

        10.34 Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock Loan Plan (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

        10.35 Amendment No. 2 to Employment Agreement, dated as of September 1, 2000, between Werner Co. and Eric J. Werner (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

        10.36 Premium Conversion Plan of Werner Holding Co. (DE), Inc. (filed as Exhibit 10.36 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

        10.37 Employment Agreement, dated as of May 26, 1999, between Werner Co. and Dennis G. Heiner (filed as Exhibit 10.2 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

        10.38 Amendment No. 2 to Employment Agreement, dated as of September 1, 2000, between Werner Co. and Michael E. Werner (filed as Exhibit 10.2 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

        10.39 Amendment No. 1 to Employment Agreement, dated as of May 31, 2000, between Werner Co. and Robert P. Tamburrino.

        10.40 Form of Amendment No. 1 to Employment Agreement, dated as of January 1, 1999, by and between Werner Co., successor by merger to Werner Management Co. and certain named executive officers (filed as Exhibit 10.39 to Holding
                   (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

        10.41 Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.40 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

        10.42 Werner Co. Deferred Stock Plan (filed as Exhibit 10.41 to Holdings (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

        10.43 Management Stock Purchase Agreement between Investcorp Werner Holdings, L.P., Werner Holding Co. (PA), Inc. and Dennis G. Heiner dated December 30, 1999 (filed as Exhibit
                   10.42 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 incorporated herein by reference).

        10.44 Stock Option Agreement between Werner Holding Co. (PA), Inc. and Dennis G. Heiner dated December 30, 1999 (filed as Exhibit 10.43 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 incorporated herein by reference).

        10.45 Amendment No. 2 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.44 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 incorporated herein by reference).

        10.46 Independent Contractor/Consulting Agreement between Werner Holding Co. (PA), Inc. and Donald M. Werner, dated January 1, 2000.

        10.47 Amendment No. 3 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------

        16 Letter from Ernst & Young LLP regarding change in independent accountant (filed as Exhibit 1 to Holding
                   (DE)'s Current Report on Form 8-K on September 7, 1999 and incorporated herein by reference).

        18 Letter from Independent Auditors Regarding Preferability of Accounting Principle Changes (filed as Exhibit 18.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

        21         Subsidiaries of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          WERNER HOLDING CO. (PA), INC.

                                          By: /s/ DENNIS G. HEINER
                                             ----------------------------------
                                          Dennis G. Heiner
                                          President

                                          WERNER HOLDING CO. (DE), INC.

                                          By: /s/ DENNIS G. HEINER
                                             ----------------------------------
                                          Dennis G. Heiner
                                          President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-registrants and in the capacities indicated on March 30, 2001.

  /s/    DONALD M. WERNER                Chairman of the Board of Directors of
-----------------------------------      Co-registrants
         Donald M. Werner

  /s/    MICHAEL E. WERNER               Vice Chairman of the Board of
-----------------------------------      Directors of Co-registrants
         Michael E. Werner

  /s/    DENNIS G. HEINER                President and Chief
-----------------------------------      Executive Officer of
         Dennis G. Heiner                Holding (PA) and Holding (DE)
                                         (Principal Executive Officer of
                                         Co-registrants), Director

  /s/     LARRY V. FRIEND                Vice President, Chief Financial
-----------------------------------      Officer and Treasurer (Principal
          Larry V. Friend                Financial Officer and Principal
                                         Accounting Officer of Co-registrants)

  /s/     MAMOUN ASKARI                  Director
-----------------------------------
          Mamoun Askari

  /s/    JAMES O. EGAN                   Director
-----------------------------------
         James O. Egan

  /s/     CHARLES K. MARQUIS             Director
-----------------------------------
          Charles K. Marquis

  /s/     HOWARD L. SOLOT                Director
-----------------------------------
          Howard L. Solot

  /s/ CHRISTOPHER J. STADLER             Director
-----------------------------------
      Christopher J. Stadler

  /s/   THOMAS J. SULLIVAN               Director
-----------------------------------
        Thomas J. Sullivan