Form 10-K
period 2001-12-31
WERNER HOLDING CO INC /PA/; WERNER HOLDING CO INC /DE/
filed 2002-04-01
CIK 1056121, 1056112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


      (MARK ONE)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
                 For the transition period from _____ to _____

Commission File No. 333-46607-12         Commission File No. 333-46607
WERNER HOLDING CO. (PA), INC.            WERNER HOLDING CO. (DE), INC.
(EXACT  NAME OF  CO-REGISTRANT  AS       (EXACT  NAME OF  CO-REGISTRANT  AS
SPECIFIED IN ITS CHARTER)                SPECIFIED  IN ITS  CHARTER)

         PENNSYLVANIA                         25-0906895
(STATE OR OTHER JURISDICTION OF    (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


            DELAWARE                           25-1581345
(STATE OR OTHER JURISDICTION OF     (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


      93 WERNER RD.             16125         1105 NORTH MARKET ST.,     19899
GREENVILLE, PENNSYLVANIA      (ZIP CODE)           SUITE 1300         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      WILMINGTON, DELAWARE
                                        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          (724) 588-2550                               (302) 478-5723
(CO-REGISTRANT'S TELEPHONE NUMBER            (CO-REGISTRANT'S TELEPHONE NUMBER
       INCLUDING AREA CODE)                          INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the co-registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] NOT APPLICABLE

State the aggregate market value of the voting stock held by non-affiliates of each of the co-registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NOT APPLICABLE

Indicate the number of shares outstanding of each of the co-registrants' classes of common stock, as of December 31, 2001:

        Werner Holding Co. (PA), Inc.  1,879.5454 shares of Class A Common Stock
                                      21,774.9346 shares of Class B Common Stock
                                       5,540.7790 shares of Class C Common Stock
                                            1,000 shares of Class D Common Stock
                                           45,000 shares of Class E Common Stock

        Werner Holding Co. (DE), Inc.       1,000 shares of Common Stock


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001


                                                                        Page No.
                                                                         -------
                                     PART I
     Item 1.    Business                                                     2
     Item 2.    Properties                                                   6
     Item 3.    Legal Proceedings                                            6
     Item 4.    Submission of Matters to a Vote of Security Holders          7

                                     PART II
     Item 5.    Market for Company's Common Equity and Related Stockholder
                   Matters                                                   8
     Item 6.    Selected Financial Data                                      8
     Item 7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                 11
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   18
     Item 8.    Financial Statements and Supplementary Data                  20
     Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                 49

                                    PART III
     Item 10.   Directors and Executive Officers of the Company              49
     Item 11.   Executive Compensation                                       52
     Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management                                               57
     Item 13.   Certain Relationships and Related Transactions               60

                                     PART IV
     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
                    8-K                                                      61
     Signatures                                                              68



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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Holding (PA), incorporated in 1945, and Holding (DE), incorporated in 1988, are the holding companies of Werner Co., a corporation engaged in the manufacture and sale of climbing products and aluminum extruded products. According to management's estimates, Werner is the nation's largest manufacturer and marketer of ladders and other climbing products. Werner's climbing products include aluminum, fiberglass and wood ladders, scaffolding, stages and planks. The Werner brand name has over a 50 year history and Werner is the most recognized name by both professional and consumer end-users of climbing products. In addition to climbing products, Werner manufactures and sells aluminum extruded products and more complex fabricated components to a number of industries, including the automotive, electronics, and architectural and construction industries.

DESCRIPTION OF THE BUSINESS

     The Company operates in two business segments, Climbing Products and Extruded Products.

     Climbing Products

     Werner manufactures approximately 900 stock keeping units of fiberglass, aluminum, and wood climbing products and accessories primarily under the Werner brand and selectively under the Keller brand. The Company produces five principal categories of climbing equipment: (i) single and twin stepladders;
(ii) extension, straight, and multipurpose ladders; (iii) attic ladders; (iv) stages, planks, work platforms, and scaffolds; and (v) assorted ladder accessories. The majority of the Company's climbing products sales are of either aluminum or fiberglass ladders. Through its development of proprietary aluminum extrusion and fiberglass pultrusion technology, and its broad sales and distribution system, the Company is a leader in the climbing products industry.

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

     The Company's extruded products sales organization is supplemented by approximately 10 independent manufacturer's representative organizations. The Company operates on a "make-to-order" basis with most extruded products customers.

SEGMENTS

     See Note M entitled "Segment Information" in the Notes to Consolidated Financial Statements which is incorporated herein by reference.

RAW MATERIALS AND SUPPLIERS

     The Company is a major consumer of aluminum and has implemented various hedging strategies to mitigate the impact of raw material price fluctuations. The Company has contracts to provide most of its estimated aluminum requirements with three principal suppliers. These contracts include stipulated prices with provisions for price adjustments based on market prices. One of these contracts will be renegotiable in 2002; one will be renegotiable in 2003; and one will be renegotiable in 2004. The Company has several alternative sources for its aluminum requirements and does not believe that any one of these contracts is material to the Company's operations.

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

COMPETITION

     Management estimates that, while it is the largest U.S. producer of climbing products, there were approximately 12 principal competitors in 2001. The Company competes in its climbing products segment on the basis of its reputation for product quality, its well-known brands, its emphasis on customer service, the breadth of its product lines and its commitment to product innovation.

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

EMPLOYEES

     The Company had approximately 3,000 salaried and hourly employees as of December 31, 2001. Of the 2,300 hourly employees, approximately 1,700 are covered by seven collective bargaining agreements which expire in 2002 through 2005. The Company plans to renegotiate and renew union contracts as they expire. The Company believes that its labor relations are satisfactory at all of its facilities.

DEPENDENCE ON KEY CUSTOMERS

     The Company's 10 largest customers accounted for approximately 66% of the Company's 2001 total net sales. The Company's two largest climbing products customers, The Home Depot and Lowe's, accounted for approximately 32% and 16%, respectively, of the Company's 2001 total net sales. The Company does not have contractual agreements for the supply of products with most of its climbing products customers. The loss of certain key customers or a significant decrease in the volume of products supplied to any of such customers could have a material adverse effect on the Company. No extruded products customer accounted for more than 10% of the Company's 2001 total net sales.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to a wide variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Also, as an owner and/or operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response Compensation and Liability Act or analogous state laws. The Company believes that its operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks of financial exposure for environmental noncompliance and cleanup liabilities. Capital and operating expenditures for environmental compliance in 2001 were not material. There can be no assurance that the Company will not incur costs in the future for cleanup and other remedial activities that will have a material adverse effect on the Company. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

PREVIOUS TRANSACTIONS

     The Recapitalization. On October 8, 1997, Holding (PA) entered into a recapitalization agreement, which was amended and restated on October 27, 1997 (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (such affiliates and investors are collectively referred to as the "Investors"). Pursuant to the Recapitalization Agreement on November 24, 1997 (the "Recapitalization Closing Date"), Holding (PA) amended and restated its Articles of Incorporation pursuant to which all of Holding (PA)'s issued and outstanding capital stock was reclassified. On the Recapitalization Closing Date, Holding
(PA) then redeemed certain shares of the reclassified stock (representing approximately 85% of the then outstanding shares of Holding (PA)) for cash totaling in the aggregate approximately $330.7 million and the right to receive upon certain conditions, an additional, one-time, lump sum payment (the "Market Participation Right"). In addition, on the Recapitalization Closing Date, Holding (PA) sold to the Investors shares of the newly created Class C, D and E Common Stock of Holding (PA) for approximately $122.7 million (the "Cash Equity Investment"). The foregoing transactions are collectively referred to herein as the "Recapitalization". As a result of the Recapitalization, the pre-Recapitalization shareholders own approximately 33% of the outstanding voting equity of Holding (PA) and the Investors own approximately 67% of the outstanding voting equity of Holding (PA). Financing for the Recapitalization, together with the repayment of certain existing indebtedness of the Company was funded by (i) the Cash Equity Investment, (ii) the offering of $135.0 million principal of 10% Senior Subordinated Notes due 2007 of Holding (DE) (the "Notes") and (iii) $186.5 million of borrowings under a $320.0 million secured senior credit facility with a syndicate of banks and financial institutions which included two term loans, a revolving credit loan and a receivables line of credit (collectively, the "Senior Credit Facility"). In May 1998, the Company refinanced the outstanding amounts borrowed under the receivables line of credit with proceeds from a sale of its accounts receivable under a five-year Receivables Purchase Agreement which provides a maximum availability of $50 million. Upon such refinancing, the receivables line of credit was terminated.

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

     Business Acquisition. In October 1999, Werner acquired certain assets of Keller Ladders, Inc. ("Keller") for a purchase price of approximately $12.2 million. The purchased assets related to three climbing products manufacturing facilities located in Merced, California, Swainsboro, Georgia, and Goshen, Indiana; the Keller, Columbia and Blue Ribbon brand names; and certain equipment, inventory, intellectual property and other assets used in Keller's climbing products business. No product or other significant liabilities were assumed in connection with this acquisition. The Goshen, Indiana, and Swainsboro, Georgia, facilities were subsequently closed to improve efficiency and reduce overall manufacturing and distribution costs.

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



                                                                               OWNED/               APPROXIMATE
             LOCATION                      PRINCIPAL USE                  LEASE EXPIRATION         SQUARE FOOTAGE
    Greenville, PA              Office, Manufacturing, Distribution             Owned                  640,000
    Franklin Park, IL           Office, Manufacturing, Distribution             Owned                  672,000
    Anniston, AL                Manufacturing, Distribution                     Owned                  561,000
    Carrollton, KY              Manufacturing, Distribution                     Owned(1)               200,000
    Merced, CA                  Manufacturing, Distribution                  12/31/35(2)               351,000
    Bell, CA                    Warehouse                                     4/30/06                   39,100
    Phoenix, AZ                 Warehouse                                     1/14/06                   14,500
    Dallas, TX                  Warehouse                                     6/30/04                   16,480
    Houston, TX                 Warehouse                                     5/31/06                   30,200
    Jefferson, LA               Warehouse                                     4/30/03                    7,800
    Greensboro, NC              Warehouse                                     4/30/04                   15,200
    Maryland Heights, MO        Warehouse                                     9/30/02                    8,700
    Minneapolis, MN             Warehouse                                     8/31/05                   11,900
    Anniston, AL                Warehouse                                     2/28/03                   75,000
    Greenville, PA              Warehouse                                    11/30/02                   50,000


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

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999. On September 27, 2001, the Court of Appeals for the Third Circuit affirmed the dismissal of all claims except for a claim relating to the Company's redemption of stock from the Elizabeth Werner trust and the Anne Werner estate. The Court of Appeals has remanded the claim relating to the stock redemption to the District Court with directions to allow the plaintiffs to file a second amended complaint with respect to that claim only. On December 18, 2001, the Estate and the Trust filed an amended complaint. Count I of the complaint alleges that Holding (PA) made material misrepresentations in connection with the redemption of shares of stock held by the Trust and the Estate. On February 8, 2002, Holding (PA) and the management defendants filed motions to dismiss the Amended Complaint. Those motions are currently pending. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the common stock of either Holding (PA) or Holding (DE). As of December 31, 2001, all of the issued and outstanding shares of Holding (DE)'s common stock were held by Holding (PA). The number of shareholders of record of each class of common stock of Holding
(PA) as of December 31, 2001 is as follows:

                       Class A Common Stock:   26 holders
                       Class B Common Stock:  104 holders
                       Class C Common Stock:   29 holders
                       Class D Common Stock:   11 holders
                       Class E Common Stock:   12 holders

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

     Holding (DE) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Holding (PA) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act, except as follows:

          (a) On various dates from the Recapitalization Closing Date through December 31, 2001, pursuant to Holding (PA)'s Stock Option Plan, Holding
     (PA) has granted to key employees of Werner non-qualified incentive stock options, exercisable at prices ranging from $2,421.29 to $3,100.00 per share, to purchase up to an aggregate of 8,353 shares of Class C Common Stock. See Note G entitled "Stock Incentive Plans" in the Notes to Consolidated Financial Statements in this report.

          (b) On various dates from January 1, 1999 to December 31, 2001, certain members of Werner's management purchased shares of Holding (PA)'s Class C Common Stock at purchase prices ranging from $2,421.29 to $3,100.00 per share, or an aggregate of approximately $5,098,000 pursuant to Management Stock Purchase Agreements. Certain of these individuals received secured loans from the Company pursuant to its Stock Loan Plan to finance a portion of the purchase price paid for the shares of Class C Common Stock in an aggregate amount of approximately $2,549,000. The balance of such loans, including interest thereon, is $2,383,000 at December 31, 2001. See Note G entitled "Stock Incentive Plans" in the Notes to Consolidated Financial Statements in this report.

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

                                                                              FISCAL YEARS ENDED DECEMBER 31
                                                               2001          2000          1999           1998          1997
                                                            --------------------------------------------------------------------
                                                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
      OPERATING DATA:
          Net sales                                            $ 535.7       $ 545.2       $ 503.7        $ 452.7       $ 432.0
          Cost of sales                                          379.2         384.5         348.6          322.5         303.4
          ----------------------------------------------------------------------------------------------------------------------
             Gross profit                                        156.5         160.7         155.1          130.2         128.6
          General and administrative expenses(a)                  24.0          29.5          29.9           31.6          27.6
          Selling and distribution expenses                       83.1          85.6          77.1           66.8          64.8
          Benefit plan curtailment and settlement
             gains, net                                              -          (6.1)            -              -             -
          Plant shutdown costs                                    (0.1)          1.1             -              -             -
          Recapitalization expense(b)                                -             -             -              -          22.7
          Non-cash compensation charge(c)                            -             -             -              -          78.5
          ----------------------------------------------------------------------------------------------------------------------
          Operating profit (loss)                                 49.5          50.6          48.1           31.8         (65.0)
          MIICA investment gains (losses)(d)                         -             -             -           (1.5)        (14.6)
          Other income (expense), net                              0.9          (2.2)         (2.0)           2.2          (1.2)
          ----------------------------------------------------------------------------------------------------------------------
          Income (loss) before interest and taxes                 50.4          48.4          46.1           32.5         (80.8)
          Interest expense(e)                                     26.1          27.9          27.1           30.6           9.0
          ----------------------------------------------------------------------------------------------------------------------
          Income before income taxes                              24.3          20.5          19.0            1.9         (89.8)
          Income taxes                                             8.7           8.2           7.7            1.8           0.7
          ----------------------------------------------------------------------------------------------------------------------
          Net Income (loss)                                      $15.6         $12.3         $11.3          $ 0.1       $ (90.5)
          ======================================================================================================================
      BALANCE SHEET DATA (AT END OF PERIOD):
          Cash and cash equivalents                              $30.5         $ 5.5         $ 0.9          $ 9.4         $ 3.1
          Insurance fund investments(f)                              -             -             -              -          58.6
          Working capital                                         65.5          61.2          61.5           53.6          30.1
          Total assets                                           285.0         269.9         255.4          212.8         288.2
          Reserve for product liability and workers'
             compensation claims (including current)(f)           44.1          38.0          29.8           14.3          49.6
          Total debt (including current maturities)              277.4         279.5         278.9          279.9         322.5
          Common shareholders' equity (deficit)(g)              (123.8)       (131.3)       (143.9)        (154.4)       (153.7)

      OTHER FINANCIAL DATA:
          Cash flow provided by operating activities              44.1          34.6          27.6           51.8          17.2
          Cash flows used in investing activities                (16.0)        (26.7)        (32.5)          (2.6)         (3.6)
          Cash flows used in financing activities                 (3.2)         (3.3)         (3.6)         (42.9)        (11.5)
          Depreciation and amortization(h)                        14.6          12.8          13.3           17.5          11.2
          Capital expenditures                                    19.4          26.7          20.5            8.9          11.7
          Dividends declared per share                               -             -             -              -         10.50
          EBITDA(i)                                               66.4          63.1          60.8           51.5         (69.6)

          See Notes to Selected Consolidated Historical Financial Data.

            NOTES TO SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
                              (DOLLARS IN MILLIONS)

(a) General and administrative expenses in 2001, 2000, 1999 and 1998 include $1.0, $1.0, $1.0 and $6.6, respectively, of amortization of certain nonrecurring expenses associated with the Recapitalization.

(b) Represents Recapitalization expense of $22.7 consisting of investment banker fees, transaction fees, legal and accounting fees, transaction bonuses paid to certain Company employees and other miscellaneous costs incurred in connection with the Recapitalization.

(c) Reflects the nonrecurring non-cash compensation charge (and a corresponding credit to shareholders' equity) of $78.5 associated with (a) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted Pre-Recapitalization Class B Stock previously granted to certain key management employees; (b) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted Pre-Recapitalization Class B Stock previously granted to a former key management employee upon his separation from the Company; and (c) changes in the terms of the plan under which such stock was granted.

(d) 1998 includes three months of MIICA investment losses (January 1, 1998 through March 31, 1998, the date of the MIICA Insurance Transfer). Net investment gains and (losses) related to the liquidation of investments previously associated with MIICA subsequent to March 31, 1998 are included in "Other income (expense) net."

(e) Reflects a full year of interest expense in years 1998 and thereafter on the debt incurred to finance the Recapitalization.

(f) Decreases in 1998 are primarily due to the MIICA Insurance Transfer which occurred on March 31, 1998.

(g) The shareholders' deficit at December 31, 1997 was the result of the Recapitalization and the recording of related expenses, net of income tax benefits. In connection with the Recapitalization, the Investors made an equity investment of approximately $122.7, representing approximately 67% of the outstanding capital stock and voting power of the Company.

(h) Depreciation and amortization is comprised of the following components in 2001, 2000, 1999 and 1998: depreciation of property, plant and equipment, $10.4, $9.1, $8.8 and $8.5, respectively; amortization of certain nonrecurring expenses associated with the Recapitalization, $1.0, $1.0, $1.0 and $6.6, respectively; and other amortization, $3.2, $2.7, $3.5 and $2.4, respectively. Depreciation and amortization excludes amortization of deferred financing fees and original issue discount.

(i) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is commonly used by certain investors to analyze and determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flows data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA for 2001, 2000, 1999 and 1998 excludes $1.3, $1.9, $1.5 and $1.5 of accounts receivable securitization expense. EBITDA for 2001 includes: (a) costs for severance and related benefits of $0.9 in connection with a 10% reduction of the Company's salaried employees, (b) net investment income related to investments formerly held by MIICA of $0.7 and, (c) other nonrecurring income of $0.2. EBITDA for 2000 includes: (a) benefit plan curtailment and settlement gains of $6.1, (b) costs of $2.2 related to consulting and transition associated with former executive officers and other employees,
     (c) a credit loss related to a group credit arrangement of $1.4, (d) $1.2 of impairment losses related to investments formerly held by MIICA, (e) a plant shutdown provision of $1.1 related to the closing of two facilities associated with the Keller acquisition and, (f) other nonrecurring income totaling $1.2. EBITDA for 1999 includes: (a) nonrecurring recruiting, relocation and other costs of $2.2 due to the transition in chief executive officers of the Company, (b) costs of $2.1 related to the Keller business described in Note P to the Consolidated Financial Statements and, (c) other nonrecurring expenses of $1.2 primarily related to a former employee and the discontinued operations of a former subsidiary. EBITDA for 1998 includes nonrecurring expenses of $0.5 to shutdown an extrusion paint and thermal production line. EBITDA for 1997 includes: (a) the nonrecurring, non-cash compensation charge of $78.5; and (b) recapitalization expense of $22.7 and other nonrecurring adjustments.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above. The Company believes that the following accounting policies are critical due to the degree of estimation required.

     The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgements are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer's ability to meet its financial obligations.

     The Company must generate sufficient taxable income in future periods to realize the total value of its deferred tax assets. A valuation allowance that reduces deferred tax assets to the amount expected to be realized is determined based on projections of taxable income. If the level of projected taxable income used to determine the valuation allowance is not achieved, the carrying value of the deferred tax assets will not be realized.

     The Company maintains third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after March 31, 1998 and maintains a reserve for the insurance deductibles related to such claims. The reserve for product liability and workers' compensation claims is determined on an actuarial basis. The reserve includes an amount determined from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. The determination of the reserve is primarily predicated on the assumption that selected claims reporting and payment patterns, and frequency and severity trends, will continue to apply. The methods and assumptions used to estimate the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently. Actual claims experience will affect the amount of expense ultimately recognized.

     Pension assets and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and the discount rate used to determine the present value of pension liabilities. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets, the expected return on plan assets and changes in the selected discount rate will affect the amount of pension expense ultimately recognized.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net Sales. Net sales decreased $9.5 million, or 1.7%, to $535.7 million for 2001 from $545.2 million for 2000 which primarily reflects the impact of lower sales of extruded products partially offset by increased sales of climbing products.

     Net sales of climbing products increased $13.7 million, or 3.1%, to $456.5 million for 2001 from $442.8 million for 2000. The increase is primarily due to improving the product mix of both the Werner and Keller brand product lines, in part due to amending the programs of selected accounts that did not meet the Company's profitability requirements, and redesigning the Keller brand product line.

     Net sales of extruded products of $79.2 million for 2001 declined by $23.3 million, or 22.7%, compared to 2000 reflecting the impact of the slowing economy on the markets served by this segment of the Company's business and the allocation of more aluminum extrusion capacity to support the Climbing Products segment.

     Gross Profit. Gross profit decreased by $4.2 million, or 2.6%, to $156.5 million for 2001 from $160.7 million for 2000 primarily reflecting the impact of lower sales of extruded products. Gross profit as a percentage of net sales for 2001 was 29.2% compared to 29.5% for 2000. The favorable impact on gross profit of the improving product mix for climbing products in 2001 was more than offset by the lower volume and less profitable mix of extruded product sales, additional costs at the Company's west coast manufacturing facility as capacity was added and volume was increased, and consulting expenses associated with implementing manufacturing productivity improvement initiatives.

     General and Administrative Expenses. General and administrative expenses were $24.1 million for 2001 compared to $29.5 million for 2000, a reduction of $5.4 million or 18.4%. Factors contributing to the reduction include the absence of consulting, transition and employment termination costs recorded in 2000 associated with certain former executive officers and other employees, lower current year salaried payroll and related costs, and lower legal and professional expenses. These cost reductions were partially offset by increased amortization related to capitalized software costs and the severance and related expenses associated with the reduction in salaried employees. During the quarter ended June 30, 2001, the Company implemented several cost reduction initiatives as a result of the slowdown in the U.S. economy. These initiatives included reductions in discretionary spending and the reduction of approximately 6% in April, and an additional reduction of approximately 4% in June, of the Company's salaried employees. The pre-tax charge to provide severance and other benefits to the affected salaried employees of $0.9 million was recorded in the quarter ended June 30, 2001.

     Selling and Distribution Expenses. Selling and distribution expenses declined by $2.5 million, or 2.9%, to $83.1 million for 2001 compared to $85.6 million for 2000 which primarily reflects the impact of lower sales volume and more productive warehousing and distribution in part related to operation of the west coast manufacturing facility.

     Operating Profit. Operating profit declined by $1.1 million, or 2.2%, to $49.5 million for 2001 from $50.6 million for the year ended 2000. Operating profit of the Climbing Products segment increased $7.0 million, or 15.1%, to $53.1 million for 2001 from $46.1 million in 2000. The higher operating profit of the Climbing Products segment primarily reflects the impact of improvements in product mix in part relating to the redesigned Keller brand product line, the absence of a $1.1 million charge related to plant shutdown costs that was recorded in 2000 and the higher manufacturing costs at those facilities, and lower selling, general and administrative expenses. Operating profit of the Climbing Products segment also improved due to utilizing internal aluminum extrusion capacity to produce more extrusions for ladders rather than purchase them from outside suppliers at a premium over the Company's manufacturing costs. The Extruded Products segment operated at break-even for 2001 compared to operating profit of $6.9 million for 2000. The decline is due to the lower unit sales volumes and a less profitable product mix partially offset by lower selling, general and administrative expenses. Corporate and Other expenses increased $1.2 million for 2001 compared to 2000 primarily due to consulting expenses associated with implementing manufacturing productivity improvement initiatives.

     Other Income (Expense) Net. Other income (expense), net increased by $3.1 million from net expense of $2.2 million in 2000 to net income of $0.9 million in 2001. The increase is primarily due to increased net investment income associated with investments formerly held by MIICA of $0.7 million in 2001 compared to a net investment loss of $1.2 million in 2000, and the absence of a $1.4 million charge which was recorded in 2000 associated with non-performance of another participant in a group credit arrangement.

     Interest Expense. Interest expense declined by $1.8 million to $26.1 million for 2001 from $27.9 million for 2000 reflecting the impact of lower interest rates in 2001 which more than offset the accelerated amortization of the deferred financing fees of $0.7 million associated with the reduction in borrowing capacity resulting from the amendment of the Senior Credit Facility effective July 24, 2001.

     Income Taxes. Income taxes increased $0.5 million to $8.7 million for 2001 from $8.2 million for 2000 reflecting higher pre-tax income in 2001 partially offset by a decrease in the effective tax rate to 36% from 40% in 2000. The decrease in the effective tax rate is due to lower estimated income tax accruals.

     Net Income. Net income increased by $3.3 million to $15.6 million for the year ended December 31, 2001 from net income of $12.3 million for the year ended December 31, 2000 as a result of all of the above factors.

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

     Other Income (Expense), Net. Other income (expense), net increased by $0.1 million from net expense of $2.1 million for 1999 to net expense of $2.2 million in 2000. During 2000, the Company incurred expense of $1.4 million due to non-performance by another participant in a group credit arrangement related to certain employee insurance coverage. Also in the year 2000, the Company recorded $1.2 million of non-cash expense to recognize the impairment of certain investments formerly held by MIICA. During 2000, the costs associated with the receivables purchase agreement increased by $0.5 million due to higher interest rates and greater utilization as compared to 1999. Expenses in 1999 included certain nonrecurring expenses with respect to a former employee and expenses associated with the discontinued operations of a former subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

     Debt and Other Contractual Obligations

     The following table provides a summary of the Company's contractual obligations by due date as of December 31, 2001.




                                                                                PAYMENTS DUE BY PERIOD
                                                          --------------------------------------------------------------------
                                                                           LESS
                                                                          THAN 1          1-3           4-5         AFTER 5
      CONTRACTUAL OBLIGATIONS                               TOTAL          YEAR          YEARS         YEARS         YEARS
      ------------------------------------------------------------------------------------------------------------------------
                                                                                     (DOLLARS IN MILLIONS)
      DEBT:
          Senior Credit Term Loan Facilities (1)             $ 138.5         $ 1.4       $ 137.1         $    -         $   -
          Senior Subordinated Notes, due 2007                  135.0             -             -          135.0             -
          Variable Rate Demand Industrial Building
             Revenue Bonds, due 2015                             5.0             -             -              -           5.0
      RECEIVABLES PURCHASE AGREEMENT (2)                        20.0             -          20.0              -             -
      CAPITAL LEASE PAYMENTS                                     1.4           0.6           0.8              -             -
      OPERATING LEASE PAYMENTS                                   9.8           2.2           4.2            0.6           2.8
      REVOLVING CREDIT FACILITY (3)                                -             -             -              -             -
      ------------------------------------------------------------------------------------------------------------------------
      TOTAL CONTRACTUAL CASH OBLIGATIONS                     $ 309.7         $ 4.2       $ 162.1        $ 135.6         $ 7.8
      ========================================================================================================================


(1) The payments due by period reflected for the Senior Credit Term Loan Facilities represent the contractually committed obligations for principal payments during the term of the facility. The Company has the option to repay term loans from time to time, in whole or in part, without premium or penalty. The Company has voluntarily elected to repay a minimum of $15 million of term loans in 2002. The minimum voluntary repayment, which is reflected as a current liability as of December 31, 2001, will represent approximately 11% of the balance of term loans outstanding at the date of repayment. Based on the provisions of the Senior Credit Facility, the repayment will result in a reduction of approximately 11% in all future obligations for principal payments under the term loans. Neither the minimum voluntary repayment nor the anticipated reduction in future principal payments has been reflected in the table above.

(2) The Company maintains a $50 million receivables purchase agreement with a financial institution and its affiliate (the "Receivables Purchase Agreement") which will expire in May 2003. As of December 31, 2001, the Company utilized $20 million of this facility.

(3) Available borrowings under the Company's Revolving Credit Facility are reduced by amounts issued under a letter of credit subfacility. The Company executes letters of credit in the normal course of business that ensure payments to third parties. The aggregate amount of letters of credit issued at December 31, 2001 was $16.4 million which results in reducing the amount available under the Revolving Credit Facility from $70.0 million to $53.6 million. Each letter of credit has an expiration date of one year or less. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

     At December 31, 2001, the Company had $277.4 million of consolidated indebtedness, including $132.6 million of indebtedness, net of unamortized original issue discount, pursuant to the $135 million principal of 10% Senior Subordinated Notes due 2007 (the "Notes"), and $138.5 million of Term Loans under the Senior Credit Facility. The Senior Credit Facility provides for Term Loans and a $70 million Revolving Facility of which $53.6 million was available for borrowing at December 31, 2001.

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. On July 24, 2001, the financial covenants of the Senior Credit Facility were amended effective as of June 30, 2001 in anticipation of the Company not complying with its increasing minimum EBITDA covenant due to changing business conditions.

The amendment reduced the minimum EBITDA requirement through June 30, 2004 and amended the financial covenants requiring the Company to meet specific minimum interest coverage and maximum leverage requirements to be more restrictive. The Company is in compliance with all its debt covenants, as amended, effective December 31, 2001. The Company anticipates that it will continue to comply with its debt covenants in 2002; however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. Under the Receivables Purchase Agreement, which will expire in May 2003, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation ("Funding"), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Receivables Purchase Agreement represents "off-balance sheet financing" since the ownership interest of the affiliate in Funding's accounts receivable results in assets being removed from the balance sheet rather than resulting in a liability to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, therefore no servicing asset or liability has been recorded. As of December 31, 2001, the Company sold $76.5 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $56.4 million. An additional $20.1 million of financing was available under the Receivables Purchase Agreement at December 31, 2001.

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

     Cash Flows

     Net cash flows from operating activities increased $9.5 million to $44.1 million for 2001 from $34.6 million for 2000. The increase is primarily due to an increase in net income and a reduction in cash used for inventories, accounts payable and deferred income taxes partially offset by increases in cash used for accounts receivable, payment of product liability and workers' compensation claims and other assets and liabilities. Also affecting the comparability of cash flows from operating activities in 2001 compared to the prior year is the absence of a non-cash benefit plan curtailment and settlement gains, net of $6.1 million recognized in 2000. Net cash flows from operating activities increased $7.0 million to $34.6 million for 2000 from $27.6 million for 1999. The increase is primarily attributable to a reduction in cash used for accounts receivable, deferred income taxes and inventories partially offset by increased cash used for accounts payable and accrued liabilities. Also affecting cash flows from operating activities in 2000 is a reduction in the non-cash provision for product liability and workers' compensation claims and non-cash benefit plan curtailment and settlement gains, net of $6.1 million recognized in 2000.

     Cash flows used in investing activities decreased $10.7 million to $16.0 million in 2001 from $26.7 million in 2000 primarily due to lower capital expenditures and the sale or liquidation of investments formerly held by MIICA. Cash used in investing activities declined by $5.8 million to $26.7 million in 2000 from $32.5 million in 1999. Excluding the reduction due to the acquisition of certain assets of Keller Ladders, Inc. for $12.2 million in

1999, cash used for investing activities increased by $6.4 million mostly due to an increase in capital expenditures.

     Cash flows used in financing activities were $3.2 million in 2001 compared to $3.3 million in 2000. Repayments of long-term debt increased in 2001. Unscheduled debt payments of $0.7 million were made in 2001 as required by the Company's Senior Credit Facility with the net proceeds received from the sale of an investment formerly held by MIICA. There were no cash overdrafts in the current year and repurchases of common stock were lower in both 2001 and 2000 when compared to the prior year.

     Capital Expenditures

     The Company's capital expenditures were $19.4 million, $26.7 million and $20.5 million, in 2001, 2000 and 1999, respectively. Approximately $5 million of the amount expended in each of such years has been for the renewal and replacement of existing facilities and equipment; thus in an economic downturn, the Company believes it will be able to adjust the amount spent on capital expenditures without compromising the base need of its operations. The Company expects to spend approximately $15 million in 2002 for various capital projects, including information systems, cost reduction and product development, and maintenance capital projects.

     Seasonality, Working Capital and Cyclicality

     Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's ladder products is affected by residential housing starts and existing home sales, commercial construction activity, and overall home improvement expenditures. Due to seasonal factors associated with the construction industry, sales of products and working capital are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and/or the Receivables Purchase Agreement to meet any seasonal variations in its working capital requirements. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

     Raw Material Costs and Inflation

     The Company purchases aluminum, resins, fiberglass and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to price fluctuations. There have been historical periods of rapid and significant movements in the price of aluminum, both upward and downward. Historically, the Company has entered into futures and option contracts with respect to its purchases of aluminum to minimize or hedge commodity price fluctuations. See "Item 1. Business - Raw Materials and Suppliers" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Recently Issued Accounting Standards

     Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board's (the "FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137 and No. 138. The fair value of all outstanding derivatives is now recorded on the balance sheet. The adoption of Statement No. 133 resulted in a net of tax transition loss of $0.1 million recorded by the Company effective on January 1, 2001 as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives.

     In September 2000, the FASB issued Statement No. 140, a replacement of Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140, which is effective for transactions occurring after March 31, 2001, did not have a significant impact on the Company's results of operations, financial position, or cash flows.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of Statement No. 141 did not impact the Company's results of operations, financial position or cash flows. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of Statement No. 142 effective January 1, 2002. The adoption of Statement No. 142 will not have a significant impact on the Company's results of operations, financial position or cash flows.

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The adoption of Statement No. 143 will not have a significant impact on the Company's results of operations, financial position or cash flows.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of Statement No. 144 will not have a significant impact on the Company's results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


                                                                                                                 FAIR VALUE
                                                            DECEMBER 31                                          DECEMBER 31
                          -------------------------------------------------------------------------------- ------------------------
                             2002       2003       2004        2005       2006     Thereafter    Total        2001        2000
                          ---------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
     Liabilities:
      Long-term debt, including
        current portion:
        Fixed Rate-Notes     $     -   $     -    $     -     $     -      $ -       $135,000    $135,000    $130,950     $124,875
        Avg. Interest Rate         -         -          -           -        -         10.00%
        Fixed Rate-Capital
          Leases             $   464   $   503    $   212     $    74      $ -        $     -    $  1,253    $  1,253     $  1,631
        Avg. Interest Rate     8.79%      8.77%      8.72%       6.74%       -              -
        Variable Rate-Term
          Loans              $ 1,443   $ 30,401   $ 55,777    $ 50,901     $ -        $ 5,000    $143,522    $143,522     $145,650
        Avg. Interest Rate        (1)        (1)        (1)         (1)                    (2)

(1)  Average interest rate is equal to LIBOR plus 2.00% to 2.25%.
(2) Average interest rate on Variable Rate Industrial Building Revenue Bonds during 2001 was approximately 3.7%.


     The Company's operations in foreign countries are not significant. International sales were not material to the Company's operations for the year ended December 31, 2001. Accordingly, the Company is not subject to material foreign currency exchange rate risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and option contracts. These derivative instruments are financial hedges. The Company does not actually take delivery of aluminum that is the subject of the futures contracts.

     In the case of futures contracts, the Company agrees to purchase aluminum in the future at a set price in connection with a customer firm order commitment. The futures contract is liquidated prior to settlement. The difference between the price of aluminum on the date the Company enters into the contract and the price on the settlement date represents the financial gain or loss on the contract. The gain or loss on the futures contract is recognized in earnings, together with the offsetting gain or loss due to the changes in the fair value of the firm commitment, in the period the customer order attributed to the firm commitment is shipped.

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

     At December 31, 2001, the Company had purchased futures contracts, maturing in 2002, for the delivery of 13.9 million pounds of aluminum at a weighted average settlement price of $.658 per pound. The unrecognized loss for the change in fair value of such futures contracts was $0.3 million at December 31, 2001. At December 31, 2001, the Company had purchased call option contracts and sold put option contracts, maturing in 2002, covering 61.8 million pounds of aluminum at strike prices ranging from $.622 to $.713 per pound. The Company had net option contract obligation liabilities of $1.8 million at December 31, 2001. At December 31, 2000, the Company had purchased futures contracts, maturing in 2001, for the delivery of 5.5 million pounds of aluminum at a weighted average settlement price of $.721 per pound. The unrecognized loss for the change in fair value of such futures contracts was $0.06 million at December 31, 2000. At December 31, 2000, the Company had purchased call option contracts and sold put option contracts, maturing in 2001, covering 55.9 million pounds of aluminum at strike prices ranging from $.646 to $.754 per pound. The Company had net option contract obligation liabilities of $0.2 million at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Reports of Independent Accountants                                    21
        Consolidated Balance Sheets                                           22
        Consolidated Statements of Income                                     24
        Consolidated Statements of Changes in Shareholders' Equity (Deficit)  25
        Consolidated Statements of Cash Flows                                 26
        Notes to Consolidated Financial Statements                            27

                       REPORTS OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Werner Holding Co. (PA), Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Werner Holding Co. (PA), Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for derivatives effective January 1, 2001.

                                 /s/ PricewaterhouseCoopers LLP

Pittsburgh, PA
March 1, 2002

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                           DECEMBER 31
                                                                                                      2001                 2000
                                                                                           --------------------------------------
      ASSETS
      Current assets:
          Cash and cash equivalents                                                                 $ 30,473              $ 5,518
          Accounts receivable                                                                         54,250               58,332
          Allowance for doubtful accounts                                                             (1,835)              (1,816)
          Refundable income taxes                                                                      1,501                2,033
          Inventories                                                                                 52,916               60,619
          Deferred income taxes                                                                          338                1,583
          Other                                                                                        1,803                1,349
      ----------------------------------------------------------------------------------------------------------------------------
             Total current assets                                                                    139,446              127,618

      Other assets:
          Deferred income taxes                                                                       14,970               12,112
          Deferred financing fees, net                                                                 6,469                9,185
          Other                                                                                       12,195               18,055
      ----------------------------------------------------------------------------------------------------------------------------
                                                                                                      33,634               39,352

      Property, plant and equipment:
          Land and improvements                                                                        8,700                7,933
          Buildings                                                                                   47,521               47,809
          Machinery and equipment                                                                    150,317              126,404
      ----------------------------------------------------------------------------------------------------------------------------
                                                                                                     206,538              182,146
          Less accumulated depreciation and amortization                                             109,658              100,155
      ----------------------------------------------------------------------------------------------------------------------------
                                                                                                      96,880               81,991
          Capital projects in progress                                                                15,049               20,913
      ----------------------------------------------------------------------------------------------------------------------------
                                                                                                     111,929              102,904
      ----------------------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                                          $ 285,009            $ 269,874
      ============================================================================================================================



      See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                          DECEMBER 31
                                                                                                       2001                 2000
                                                                                             --------------------------------------
      LIABILITIES AND SHAREHOLDERS' DEFICIT
      Current liabilities:
          Accounts payable                                                                           $ 21,014             $ 23,302
          Accrued liabilities                                                                          36,037               40,973
          Current maturities of long-term debt                                                         16,907                2,123
      -----------------------------------------------------------------------------------------------------------------------------
                     Total current liabilities                                                         73,958               66,398

      Long-term obligations:
          Long-term debt - less current maturities (net of unamortized original
                 issue discount of $2,411 in 2001 and $2,814 in 2000)                                 260,457              277,344
          Reserve for product liability and workers' compensation claims                               44,069               37,995
          Other long-term obligations                                                                  30,348               19,393
      -----------------------------------------------------------------------------------------------------------------------------
                     Total liabilities                                                                408,832              401,130

      Shareholders' deficit:
          Common stock:
             Class A - $.01 par value; voting; 5,000 shares authorized;
                 1,880 shares issued and outstanding                                                        -                    -
             Class B - $.01 par value; voting; 25,000 shares authorized;
                 21,775 shares issued and outstanding                                                       -                    -
             Class C - $.01 par value; non-voting; 45,000 shares authorized;
                 5,541 shares issued and outstanding in 2001 and
                 5,674 shares issued and outstanding in 2000                                                -                    -
             Class D - $.01 par value; voting; 1,000 shares authorized;
                 1,000 shares issued and outstanding                                                        -                    -
             Class E - $.01 par value; non-voting; 50,000 shares authorized;
                 45,000 shares issued and outstanding                                                       1                    1
          Additional paid-in-capital                                                                  200,947              201,272
          Accumulated deficit                                                                        (314,506)            (330,061)
          Accumulated other non-owner changes in equity                                                (7,882)                   -
          Notes receivable arising from stock loan plan                                                (2,383)              (2,468)
          -------------------------------------------------------------------------------------------------------------------------
                     Total shareholders' deficit                                                     (123,823)            (131,256)
          -------------------------------------------------------------------------------------------------------------------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $ 285,009            $ 269,874
          =========================================================================================================================

      See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          (DOLLARS IN THOUSANDS)

                                                                                            FOR THE YEARS ENDED DECEMBER 31
                                                                                     2001               2000                1999
                                                                            ------------------------------------------------------
       Net sales                                                                  $ 535,685          $ 545,226          $ 503,665
       Cost of sales                                                                379,161            384,478            348,643
       ---------------------------------------------------------------------------------------------------------------------------
       Gross profit                                                                 156,524            160,748            155,022
       General and administrative expenses                                           24,056             29,489             29,839
       Selling and distribution expenses                                             83,127             85,646             77,048
       Benefit plan curtailment and settlement gains, net                                 -             (6,104)                 -
       Plant shutdown costs                                                            (148)             1,093                  -
       ---------------------------------------------------------------------------------------------------------------------------
       Operating profit                                                              49,489             50,624             48,135
       Other income (expense), net                                                      941             (2,223)            (2,067)
       ---------------------------------------------------------------------------------------------------------------------------
       Income before interest and income taxes                                       50,430             48,401             46,068
       Interest expense                                                              26,148             27,887             27,102
       ---------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                                    24,282             20,514             18,966
       Income taxes                                                                   8,727              8,246              7,649
       ---------------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                             $      15,555           $ 12,268           $ 11,317
       ===========================================================================================================================

       See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          FOR THE YEARS ENDED DECEMBER 31
                                                                 2001                       2000                      1999
                                                         -----------------------    ----------------------    ----------------------
                                                          SHARES      AMOUNT         SHARES     AMOUNT         SHARES     AMOUNT
                                                         -----------------------    ----------------------    ----------------------
          CLASS A COMMON STOCK:
          Balance, beginning of year                         1,880   $        -        1,964   $        -        2,059   $        -
          Repurchase of common stock                             -            -          (84)           -          (95)           -
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of year                               1,880   $        -        1,880   $        -        1,964   $        -
          ==========================================================================================================================
          CLASS B COMMON STOCK:
          Balance, beginning of year                        21,775   $        -       21,943   $        -       22,438   $        -
          Repurchase of common stock                             -            -         (168)           -         (495)           -
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of year                              21,775   $        -       21,775   $        -       21,943   $        -
          ==========================================================================================================================
          CLASS C COMMON STOCK:
          Balance, beginning of year                         5,674   $        -        4,657   $        -        4,682   $        -
          Issuance of common stock                              60            -        1,237            -            -            -
          Repurchase of common stock                          (193)           -         (220)           -          (25)           -
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of year                               5,541   $        -        5,674   $        -        4,657   $        -
          ==========================================================================================================================
          CLASS D COMMON STOCK:
          Balance, beginning of year                         1,000   $        -        1,000   $        -        1,000   $        -
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of year                               1,000   $        -        1,000   $        -        1,000   $        -
          ==========================================================================================================================
          CLASS E COMMON STOCK:
          Balance, beginning of year                        45,000   $        1       45,000   $        1       45,000   $        1
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of year                              45,000   $        1       45,000   $        1       45,000   $        1
          ==========================================================================================================================
          ADDITIONAL PAID-IN CAPITAL:
          Balance, beginning of year                                 $  201,272                $  198,786                $  198,847
          Issuance of common stock                                          147                     3,019                         -
          Repurchase of common stock                                       (472)                     (533)                      (61)
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of year                                       $  200,947                $  201,272                $  198,786
          ==========================================================================================================================
          ACCUMULATED DEFICIT:
          Balance, beginning of year                                 $ (330,061)               $ (341,718)               $ (351,607)
          Net income                                                     15,555                    12,268                    11,317
          Repurchase of common stock                                          -                      (611)                   (1,428)
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of year                                       $ (314,506)               $ (330,061)               $ (341,718)
          ==========================================================================================================================
          ACCUMULATED OTHER NON-OWNER EQUITY CHANGES:
          Derivative Commodity Instruments:
            Cumulative effect of accounting change
              for derivatives (net of deferred tax of $69)           $     (118)               $        -                $        -
            Amounts reclassified to income (net of deferred
              tax of $1,037)                                              1,766                         -                         -
            Change in fair value of derivative commodity
               instruments (net of deferred tax of $1,635)               (2,785)                        -                         -
          --------------------------------------------------------------------------------------------------------------------------
              Balance, end of year                                       (1,137)                        -                         -
          Minimum Pension Liability:
              Balance, beginning of year                                      -                      (260)                   (1,598)
              Adjustment (net of deferred tax of $3,962 in
                 2001, $152 in 2000 and $827 in 1999)                    (6,745)                      260                     1,338
          --------------------------------------------------------------------------------------------------------------------------
              Balance, end of year                                       (6,745)                        -                      (260)
          Unrealized Gains (Losses) on Investments:
              Balance, beginning of year                                      -                         -                       (40)
              Unrealized gains (losses) on investments
                 (net of deferred tax of $46)                                 -                         -                        84
              Reclassification adjustment for (gains) losses
                 realized in net income (net of tax)                          -                         -                       (44)
          --------------------------------------------------------------------------------------------------------------------------
              Balance, end of year                                            -                         -                         -
          Total accumulated other non-owner
              equity changes, end of year                            $   (7,882)               $        -                $     (260)
          ==========================================================================================================================
          NOTES RECEIVABLE ARISING FROM STOCK LOAN PLAN:
          Balance, beginning of year                                 $   (2,468)               $     (685)               $        -
          Change in notes receivable related to stock loan plan              85                    (1,783)                     (685)
          --------------------------------------------------------------------------------------------------------------------------
          Balance, end of year                                       $   (2,383)               $   (2,468)               $     (685)
          ==========================================================================================================================
          TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       $ (123,823)               $ (131,256)               $ (143,876)
          ==========================================================================================================================
          COMPREHENSIVE INCOME:
          Net income                                                 $   15,555                $   12,268                $   11,317
          Accumulated other non-owner equity changes                     (7,882)                      260                     1,378
          --------------------------------------------------------------------------------------------------------------------------
          TOTAL COMPREHENSIVE INCOME                                 $    7,673                $   12,528                $   12,695
          ==========================================================================================================================

          See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                                                     2001            2000             1999
                                                                                  ---------------------------------------------
      OPERATING ACTIVITIES
      Net income                                                                    $ 15,555          $ 12,268        $ 11,317
      Reconciliation of net income to net cash provided by operating activities:
         Depreciation                                                                 10,456             9,059           8,774
         Amortization of deferred financing fees and original issue discount           3,310             2,692           2,672
         Amortization of Recapitalization and other deferred costs                     4,189             3,740           4,478
         Provision for plant shutdown costs                                                -             1,093               -
         Provision for losses on accounts receivable                                     635               716             709
         Benefit plan curtailment and settlement gains, net                                -            (6,104)              -
         Provision for product liability and workers' compensation claims             11,844            11,609          17,710
         Payment of product liability and workers' compensation claims                (5,770)           (3,499)         (2,102)
         Deferred income taxes                                                         3,016              (457)         (6,058)
         Impairment of investments                                                       303             1,163               -
         Changes in operating assets and liabilities:
             Accounts receivable                                                       4,082            10,061         (22,095)
             Refundable income taxes                                                     532            (1,336)            435
             Inventories                                                               7,702            (2,271)         (5,964)
             Accounts payable                                                         (2,288)           (5,840)          8,323
             Other assets and liabilities, net                                        (9,420)            1,736           9,358
      -------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                       44,146            34,630          27,557
      INVESTING ACTIVITIES
      Capital expenditures                                                           (19,402)          (26,745)        (20,452)
      Acquisition of certain assets of Keller Ladders, Inc.                                -                 -         (12,209)
      Proceeds from sale of investments                                                2,096                 -             207
      Proceeds from liquidation of investments                                         1,197                47               -
      Proceeds from sale of property, plant and equipment                                127                 -               -
      -------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                          (15,982)          (26,698)        (32,454)
      FINANCING ACTIVITIES
      Repayments of long-term debt                                                    (2,776)           (1,450)         (1,450)
      Decrease in cash overdrafts                                                          -            (1,923)              -
      Issuance of common stock                                                            37               704               -
      Repurchase of common stock                                                        (278)             (748)         (1,489)
      Issuance of notes receivable arising from stock loan plan                            -                 -            (685)
      Repayment of notes receivable arising from stock loan plan                           -               137               -
      Payment of deferred financing fees                                                (192)                -               -
      -------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                           (3,209)           (3,280)         (3,624)
      -------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                            24,955             4,652          (8,521)
      Cash and cash equivalents at beginning of year                                   5,518               866           9,387
      -------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of year                                      $ 30,473          $  5,518        $    866
      =========================================================================================================================
      CASH PAID DURING THE YEAR FOR:
      Interest                                                                      $ 24,827          $ 26,458        $ 24,732
      Income taxes                                                                  $  5,179          $  9,051        $ 13,272
      SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
      Capital lease obligations incurred                                            $    270          $  1,631        $      -
      Issuance of common stock in exchange for notes receivable
        arising from stock loan plan                                                $    110          $  2,315        $      -
      Cancellation of notes receivable arising from stock loan plan
        in connection with repurchase of common stock                               $   (195)         $   (396)       $      -

      See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A. DESCRIPTION OF BUSINESS

     Werner Holding Co. (PA), Inc. through its subsidiaries is a manufacturer of climbing equipment which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks, and aluminum extruded products. The Company operates in two business segments, Climbing Products and Extruded Products, which are located in the United States.

B. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements of Werner Holding Co. (PA), Inc. include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc., and its wholly-owned subsidiaries (collectively the "Company"). Werner Holding Co. (PA), Inc. has no substantial operations or assets, other than its investment in Werner Holding Co. (DE), Inc. The consolidated financial position and results of operations of Werner Holding Co. (PA), Inc. are substantially the same as those of Werner Holding Co. (DE), Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Shipping and Handling Fees and Expenses - Pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, all shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $50,330, $51,559, and $44,012 are included in the caption entitled, "Selling and distribution expenses" in the consolidated statements of income for the years ended December 31, 2001, 2000 and 1999, respectively.

     Accounts Receivable - The Company provides credit to its customers in the normal course of business. The Company's customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Write-offs of uncollectible accounts receivable have totaled $616, $561 and $621 in 2001, 2000 and 1999, respectively.

     Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost was determined by the last-in, first-out (LIFO) method for approximately 89% and 91% of the inventories at December 31, 2001 and 2000, respectively.

     Derivative Commodity Instruments - Derivatives are held as part of a formal risk management policy and are held for purposes other than trading. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis by formally assessing the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, which were immaterial for the year ended December 31, 2001, are included in the

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company's results of operations in the period in which the ineffectiveness occurs. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are included in the Company's results of operations. The amount of such gains or losses were immaterial for the year ended December 31, 2001. Prior to January 1, 2001, all gains and losses on qualifying hedge transactions were deferred and were reported as a component of the underlying transaction.

     The Company's derivatives consist of aluminum futures and options contracts that are designated either as fair value or cash flow hedges. The Company utilizes aluminum commodity futures and option contracts to hedge the market risk of changing prices associated with customer firm order commitments and a certain percentage of its forecasted sales. Generally, these contracts cover exposures of one year or less. Futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. In the case of option contracts, the Company creates a price risk tolerance range (referred to as a "collar") by purchasing call option contracts and selling put option contracts with a minimal net initial investment. Price movement inside the collar is not protected by the derivatives, whereas, price movement outside the collar or strike price provides either a financial gain or loss (depending upon price movement) if the option is exercised. Such contracts are designated as hedges, correspond to the commitment or forecasted sales period, and are effective in hedging the Company's exposure to changes in aluminum prices during that cycle. At December 31, 2001 and 2000, the Company had futures contracts to purchase aluminum totaling $9,137 and $3,972, respectively. The unrecognized loss for the change in fair value of these contracts was $293 and $64 at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the Company had purchased call option contracts and sold put option contracts covering 61.8 and 55.9 million pounds of aluminum, respectively. The net option contract obligation liabilities were $1,804 and $225 at December 31, 2001 and 2000, respectively.

     Changes in the fair value of derivatives are recorded in results of operations or in other comprehensive income, depending on whether a derivative is designated as a fair value or cash flow hedge. For cash flow hedges, the effective portion of the change in fair value is recorded in other comprehensive income and is reclassified to the results of operations in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge. No derivative initially designated as a cash flow hedge ceased to qualify as a cash flow hedge during the year ended December 31, 2001. As of December 31, 2001, all of the $1,137 net of tax loss recognized in other comprehensive income is expected to be recognized in the Company's results of operations over the next twelve months.

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for buildings range from 40 to 45 years and for machinery and equipment range from 3 to 14 years. The net book value of capitalized lease assets, which primarily consist of machinery and equipment, was $1,041 and $1,526 at December 31, 2001 and 2000, respectively.

     Interest is capitalized in connection with major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2001, 2000 and 1999, interest costs of $1,273, $1,152 and $555, respectively, were capitalized. Interest costs incurred in 2001, 2000 and 1999 totaled $27,421, $29,039 and $27,657, respectively.

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

     Internal Use Software - Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires the capitalization of certain costs applicable to internal use software, including external direct material and service costs, employee payroll and payroll related costs. Amortization of capitalized software costs was $1,042, $650 and $202 in 2001, 2000 and 1999, respectively. The unamortized balance of computer software costs capitalized was $15,597 and $12,081 at December 31, 2001 and 2000, respectively. Capitalized computer software costs, which are included in machinery and equipment in the accompanying balance sheet, are amortized over periods ranging from 3 to 7 years.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Reserve for Product Liability and Workers' Compensation Claims - The Company maintains third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after March 31, 1998 and maintains a reserve for the insurance deductibles related to such claims which totals $44,069 and $37,995 at December 31, 2001 and 2000, respectively. The reserve for product liability and workers' compensation claims includes an amount determined from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. Such reserve is necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently. Prior to March 31, 1998, the Company operated a captive insurance company that maintained reserves for product liability and workers' compensation claims of the Company (see Note J).

     Deferred Financing Fees - Amortization of deferred financing fees is computed using the effective interest method. Amortization of $716 of deferred financing fees was accelerated during 2001 (see Note D).

     Advertising - The Company expenses all advertising as incurred. These expenses for the years ended December 31, 2001, 2000 and 1999 totaled $13,992, $12,730 and $12,858, respectively.

     Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     Statement of Cash Flows - Cash and cash equivalents include cash on hand, demand deposits and short-term highly liquid debt instruments purchased with an original maturity of three months or less.

     Fair Values of Financial Instruments - The Company's disclosures for financial instruments are as follows:

          Cash and cash equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents bear interest at prevailing market rates and therefore approximate fair value.

          Long-term debt - The carrying amounts of the Company's borrowings under its credit agreements and the Variable Rate Demand Industrial Building Revenue Bonds, bear interest at prevailing market rates and therefore approximate their fair value at December 31, 2001 and 2000. The fair value (based upon prevailing market rates) of the outstanding borrowings of the Senior Subordinated Notes at December 31, 2001 and 2000 was $130,950 and $124,875, respectively.

          Derivative instruments - Effective January 1, 2001, the fair value of the Company's derivative instruments is recorded in the balance sheet.

     Reclassification - Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements.

     Recently Issued Accounting Standards - Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board's (the "FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137 and No. 138. The fair value of all outstanding derivatives is recorded on the balance sheet at December 31, 2001. The adoption of Statement No. 133 resulted in a net of tax transition loss of $118 recorded by the Company effective on January 1, 2001 as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Statement No. 125. Statement No. 140, which was effective for transactions occurring after March 31, 2001, did not have a significant impact on the Company's results of operations, financial position or cash flows.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of Statement No. 141 did not impact the Company's results of operations, financial position or cash flows. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon the adoption of Statement No. 142 effective January 1, 2002. The adoption of Statement No. 142 will not impact the Company's results of operations, financial position or cash flows.

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The adoption of Statement No. 143 will not have a significant impact on the Company's results of operations, financial position or cash flows.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of Statement No. 144 will not have a significant impact on the Company's results of operations, financial position or cash flows.

C. INVENTORIES

   Inventories are as follows:


                                                                 DECEMBER 31
                                                              2001       2000
                                                          ----------------------
   Finished goods                                           $ 32,595   $ 37,198
   Work-in-process                                            11,436     11,810
   Raw materials and supplies                                 17,564     21,185
   -----------------------------------------------------------------------------
   Total inventories, which approximates replacement cost     61,595     70,193
   Less excess of cost over LIFO stated values                 8,679      9,574
   -----------------------------------------------------------------------------
   NET INVENTORIES                                          $ 52,916   $ 60,619
   =============================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

D. DEBT

     Debt consists of the following:


                                                                                           DECEMBER 31
                                                                                    2001                  2000
                                                                         ----------------------------------------
Senior Credit Term Loan Facilities                                               $ 138,522             $ 140,650
Senior Subordinated Notes, due 2007, net of unamortized
     original issue discount of $2,411 in 2001 and $2,814 in 2000                  132,589               132,186
Variable Rate Demand Industrial Building Revenue Bonds,
     due 2015                                                                        5,000                 5,000
Capital lease obligations                                                            1,253                 1,631
-----------------------------------------------------------------------------------------------------------------
Total debt                                                                         277,364               279,467
Less current maturities (1)                                                         16,907                 2,123
-----------------------------------------------------------------------------------------------------------------
DEBT CLASSIFIED AS LONG-TERM                                                     $ 260,457             $ 277,344
=================================================================================================================

(1) Includes $15,000 at December 31, 2001 related to planned voluntary repayments of Senior Credit Term Loans in 2002 as further described below.

     The Company maintains a Senior Credit Facility and, pursuant to an indenture dated November 24, 1997, issued the Senior Subordinated Notes (the "Notes"). Each of the Company's subsidiaries (except for Werner Funding Corporation) has guaranteed the Senior Credit Facility and the Notes. Such guarantee of the Notes is subordinate to the guarantee of the Senior Credit Facility.

     Senior Credit Facility:

     The Senior Credit Facility was entered into on November 24, 1997 and originally consisted of $145,000 in term loan facilities; a $100,000 revolving credit facility; and a $75,000 receivables credit facility which was terminated in 1998. On July 24, 2001, the financial covenants of the Senior Credit Facility were amended effective as of June 30, 2001 in anticipation of the Company not complying with its increasing minimum EBITDA covenant due to changing business conditions. The amount available under the revolving credit facility was reduced from $100,000 to $70,000 and the financial covenants were amended to reduce the minimum EBITDA requirement and to make the maximum leverage and interest coverage covenants more restrictive. Pursuant to EITF Issue 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, additional interest expense of $716 was recorded in the quarter ended September 30, 2001 due to the accelerated amortization of the deferred financing fees associated with the reduction in the amount available under the revolving credit facility.

     Term Loan Facilities. The Term Loan Facilities consist of two tranches of term loans in an original aggregate principal amount of $145,000. The Tranche B term loans were in an original aggregate principal amount of $90,000, and the Tranche C term loans were in an original aggregate principal amount of $55,000. The Tranche B and C term loans mature on November 30, 2004 and 2005, respectively. A provision of the Senior Credit Facility requires that net proceeds from certain asset sales be used to reduce debt when the aggregate of such net proceeds since inception of the facility exceeds $2,000. Pursuant to this provision, $683 was used to reduce term loans during the quarter ended June 30, 2001 as a result of the sale of an investment formerly held by Manufacturers Indemnity and Insurance Company of America ("MIICA"), the Company's captive insurance company which was dissolved in 1998. Effective June 30, 2001, installments of the Tranche B term loans are due in aggregate principal amounts of $896 per annum through 2002, $29,854 in 2003, and $55,230 in 2004.
Installments of the Tranche C term loans are due in aggregate principal amounts of $547 per annum through 2004 and $50,901 in 2005. The Company has the option to repay the principal amount of term loans from time to time, in whole or in part, without premium or penalty. In connection with this option, the Company plans to repay a minimum of $15,000 of term loans in 2002.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Revolving Credit Facility. The Revolving Credit Facility consists of a revolving credit facility in an aggregate principal amount of $70,000 under which no amounts were borrowed at December 31, 2001 or 2000. The Company is entitled to draw amounts under the Revolving Facility for general corporate purposes and working capital requirements. The Revolving Facility includes sub-limits for letters of credit and swing line loans available on same-day notice. The Revolving Facility matures on November 30, 2003. Available borrowings under this arrangement are reduced by amounts issued under a letter of credit subfacility which totaled $16,359 and $6,471 at December 31, 2001 and 2000, respectively.

     Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management's option (ranging from 3.88% to 5.82% and 4.13% to 6.07% at December 31, 2001 on Tranche B Term Loans and Tranche C Term Loans, respectively, and ranging from 8.45% to 8.80% and 8.70% to 9.05% at December 31, 2000 on Tranche B Term Loans and Tranche C Term Loans, respectively) and are collateralized by all of the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries, except for Werner Funding Corporation. The Senior Credit Facility requires an annual commitment fee of 0.3% on the average daily unused amount of the Revolving Credit Facility.

     The Notes:

     The principal amount of the Notes is $135,000 and they mature on November 15, 2007. Interest at 10% on the Notes is payable semi-annually in arrears on May 15 and November 15. The Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Notes rank pari passu in right of payment with all other indebtedness of the Company that is subordinated to the senior indebtedness of the Company.

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

     Industrial Building Revenue Bonds:

     Variable Rate Demand Industrial Building Revenue Bonds were issued in order to finance the Company's acquisition of land and equipment and the subsequent construction of a climbing products manufacturing facility. Under a lease agreement, the Company makes rental payments to the issuer in amounts sufficient to meet the debt service payments on the bonds. The bonds bear interest at a variable rate established weekly which may not exceed 15% per annum (2.1% and 5.3% at December 31, 2001 and 2000, respectively). The interest rate on the bonds may be converted to a fixed rate upon the satisfaction of certain conditions. Prior to a conversion to a fixed rate, the bonds are subject to purchase from the holder upon demand at a price equal to principal plus accrued interest. On or prior to the date of conversion to a fixed rate, the bonds are subject to redemption, in whole or in part, at the option of the Company. After conversion to a fixed rate, the bonds are subject to redemption, as a whole or in part, at the Company's option, on or after the tenth anniversary of the conversion, at annual redemption prices varying from 103% to 100% of the principal outstanding. Certain property and equipment having an original cost of $3,889 are pledged as collateral for the bonds.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Other:

     No short-term borrowings were outstanding at December 31, 2001 or 2000.

     Future minimum lease payments under capital leases are as follows:


           2002                                                    $ 476
           2003                                                      550
           2004                                                      259
           2005                                                       96
           Thereafter                                                  -
           -------------------------------------------------------------
           Total minimum payments                                  1,381
           Less amount representing interest                         128
           -------------------------------------------------------------
           Capital lease obligations                               1,253
           Less current maturities                                   464
           -------------------------------------------------------------
           Long-term capital lease obligations                     $ 789
           =============================================================


     The aggregate amount of contractually scheduled principal payments, excluding obligations under capital leases, for the five years after December 31, 2001 are $1,443, $30,401, $55,777, $50,901, zero and $140,000 thereafter.

E. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                           DECEMBER 31
                                                     2001              2000
                                               ------------------------------
   Advertising, promotions and allowances          $ 16,554          $ 15,971
   Payroll                                            8,219             8,330
   Interest                                           2,794             3,510
   Net option contract obligation liabilities         1,804               295
   Other                                              6,666            12,867
  ---------------------------------------------------------------------------
                                                   $ 36,037          $ 40,973
  ===========================================================================

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

     Market Participation Right - If, prior to the tenth anniversary of the Recapitalization Closing Date: (i) there is an initial underwritten public offering of at least 10% of the common equity of the Company, or the Investors sell a majority of their shares of the Company and (ii) at the time of such initial public offering or sale of shares, the Company's equity value equals or exceeds certain target values that imply significant annual compound rates

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

of return (between 20% and 40%) to the Post-Recapitalization shareholders, then those persons who have the Market Participation Right shall be entitled to receive an aggregate amount equal to up to 5% of the Company's equity value (the "Payment"). The Payment will be payable in cash, provided that the Company, in its discretion, may make up to half of the Payment in notes or similar obligations with market terms which the Company's Board of Directors in good faith believes are of equivalent value. The Payment will be treated as an equity distribution to those persons who have the Market Participation Right.

     Voting Rights - Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote per share and holders of the Class D Common Stock are entitled to approximately 50.7 votes per share. Class C Common Stock and Class E Common Stock have no voting rights. Upon the occurrence of a sale of 100% of the outstanding equity securities of the Company, a sale of substantially all the assets of the Company or a public offering of any equity securities of the Company ("Triggering Event"), each outstanding share of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock and Class E Common Stock will convert into one share of Common Stock of the Company. This additional class of common stock with a par value of $.01 per share is authorized (131,000 shares under the Company's Articles of Incorporation), but no shares were issued or outstanding at December 31, 2001 and 2000. When issued, this class of Common Stock of the Company will have one vote per share.

     Other Arrangements - In connection with the Recapitalization, the Company entered into an agreement for management and consulting services for a five-year term with Investcorp International, Inc., pursuant to which the Company prepaid Investcorp International, Inc. $5,000 upon the consummation of the Recapitalization. This amount is being amortized to expense over the five-year period.

G. STOCK INCENTIVE PLANS

     The Werner Holding Co. (PA), Inc. 1997 Stock Incentive Plan, as amended, (the "Stock Option Plan") is administered by the Company's Board of Directors. Pursuant to the Stock Option Plan, certain directors, employees and officers of the Company are given an opportunity to acquire shares of the Company's Class C Common Stock (the "Class C Stock") through the grant of non-qualified and qualified stock options, stock appreciation rights and restricted stock. The options granted under the Stock Option Plan are exercisable at no less than the fair market value of the Class C Stock at the time of grant and vest upon the seventh anniversary of the grant with the possibility for accelerated vesting based, in part, on the achievement of certain financial targets as provided for in the Stock Option Plan. The Stock Option Plan also provides for vesting of certain percentages of the options in the event of an Initial Public Offering or Approved Sale as defined in the Stock Option Plan. Options issued pursuant to the Stock Option Plan expire on the thirtieth day following the seventh anniversary of the grant date. A total of 8,353 shares of Class C Stock have been reserved for issuance under the Plan.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Presented below is a summary of the Stock Option Plan activity:


                                                                  WEIGHTED
                                                                  AVERAGE
                                                    STOCK         EXERCISE
                                                   OPTIONS         PRICE
                                            ----------------------------------
Outstanding at January 1, 1999                       4,955       $ 2,421.29
     Granted                                         2,065       $ 2,421.29
     Exercised                                           -            -
     Forfeited                                         570       $ 2,421.29
------------------------------------------------------------------------------
Outstanding at December 31, 1999                     6,450       $ 2,421.29
     Granted                                           760       $ 2,564.18
     Exercised                                           -            -
     Forfeited                                         905       $ 2,421.29
------------------------------------------------------------------------------
Outstanding at December 31, 2000                     6,305       $ 2,427.75
     Granted                                           935       $ 2,450.00
     Exercised                                          48       $ 2,421.29
     Forfeited                                       1,072       $ 2,459.28
------------------------------------------------------------------------------
Outstanding at December 31, 2001                     6,120       $ 2,425.68
==============================================================================


     The weighted average remaining contractual life of the options at December 31, 2001, 2000 and 1999 was approximately 4.0, 4.6 and 5.3 years, respectively. The weighted average fair value of the options granted during 2001, 2000 and 1999 was $725.81, $724.42 and $798.13 per share, respectively. As of December 31, 2001, 2000 and 1999, options totaling 930, 522 and 460, respectively, were exercisable. During 2001, options for 48 shares, which were exercised by employees upon termination of employment, were repurchased by the Company.

     The Company measures compensation cost using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had the compensation cost for options granted subsequent to January 1, 1999 been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock Based Compensation, compensation expense (net of related taxes) would have been $422, $328 and $479 resulting in pro forma net income of $15,133, $11,940 and $10,838, respectively.

     For purposes of fair market value disclosures, the fair market value of an option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              2001        2000        1999
                                              ----        ----        ----
          Risk-free interest rate             5.07%       5.15%       6.54%
          Average life of options (years)      7.1         7.1         6.3
          Volatility                             0%          0%          0%
          Dividend yield                         0%          0%          0%

     The Company has entered into certain Management Stock Purchase Agreements, pursuant to which certain members of the Company's management were given the opportunity to purchase shares of the Company's Class C Stock from either the Company or certain of the Investors (the "Stock Purchase Plan"). In 2001, 2000 and 1999, shares of Class C Stock purchased under the Stock Purchase Plan were 60, 1,237 and 773 shares, respectively. As required by the Stock Purchase Plan, 193 and 220 shares were repurchased during 2001 and 2000, respectively, from participants who terminated employment. The Class C Stock purchased pursuant to the Stock Purchase Plan carries certain restrictions. In conjunction with the adoption of the Stock Purchase Plan, the Company also adopted the Werner Holding Co. (PA), Inc. Stock Loan Plan (the "Stock Loan Plan") to finance a portion of the purchase price paid for the shares acquired under the Stock Purchase Plan. At December 31, 2001 and 2000, notes outstanding under the Stock Loan Plan were $2,383 and $2,468,

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

respectively. The notes bear interest at rates determined based on interest rates paid on the Company's third party credit arrangements and are due no later than November 24, 2004 or upon sale of the shares. All shares purchased pursuant to the terms of the Stock Loan Plan are pledged to the Company. The notes are classified as a reduction of shareholders' equity in the Company's consolidated balance sheet.

H. INCOME TAXES

     The components of income taxes (benefit) are as follows:

                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                                2001               2000               1999
                                                           ---------------    ----------------   ----------------
Current taxes:
     Federal                                                      $ 5,197             $ 8,095           $ 12,655
     State and local                                                  514                 608              1,052
-----------------------------------------------------------------------------------------------------------------
                                                                    5,711               8,703             13,707
Deferred taxes:
     Federal                                                        2,804                (866)            (5,439)
     State and local                                                  212                 409               (619)
-----------------------------------------------------------------------------------------------------------------
                                                                    3,016                (457)            (6,058)
-----------------------------------------------------------------------------------------------------------------
TOTAL                                                             $ 8,727             $ 8,246            $ 7,649
=================================================================================================================

     Income taxes (benefit) for financial reporting purposes varied from income taxes (benefit) at the federal statutory rate as follows:

                                                                       FOR THE YEARS ENDED DECEMBER 31
                                                                2001               2000               1999
                                                           ------------------------------------------------------
Income taxes at federal statutory rate                            $ 8,499             $ 7,180            $ 6,638
State and local income taxes, net of federal benefit                  469                 400                341
Adjustments to estimated income tax accruals                         (950)              1,169                500
Change in federal capital loss carryforward                            64                (924)              (972)
Change in valuation allowance                                         (64)                924                972
Other, net                                                            709                (503)               170
-----------------------------------------------------------------------------------------------------------------
INCOME TAXES                                                      $ 8,727             $ 8,246            $ 7,649
=================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                             DECEMBER 31
                                                                                       2001                 2000
                                                                            ---------------------------------------
Deferred tax liabilities:
     Depreciation                                                                     $ 9,387              $ 6,309
     Estimated income tax accruals                                                      5,333                6,283
     Capitalized supplies                                                               1,979                1,866
     Other                                                                                581                1,041
-------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                         17,280               15,499
Deferred tax assets:
     Provision for product liability and workers' compensation claims                  16,352               13,913
     Accrued vacation                                                                   1,239                1,475
     Accrued employee retirement benefits                                               4,081                2,755
     Deferred compensation                                                              6,170                4,346
     Accrued expenses and other reserves                                                3,504                5,634
     Capital losses                                                                     2,740                2,804
     State net operating loss carryforward, net of federal benefit                        575                  635
     Other                                                                                667                  436
-------------------------------------------------------------------------------------------------------------------
                                                                                       35,328               31,998
     Valuation allowance                                                               (2,740)              (2,804)
-------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                              32,588               29,194
-------------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                              $ 15,308             $ 13,695
===================================================================================================================

     FASB Statement No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As realization of deferred tax assets relating to certain capital losses is considered uncertain, a valuation allowance has been recorded. The Company believes that it will have taxable income in future periods sufficient to fully recognize its remaining deferred tax assets.

     The Company has state net operating loss carryforwards of $5,254 and $5,109 which expire in 2008 and 2018, respectively.

I. OPERATING LEASES

     The Company leases certain real estate and various equipment under long-term operating leases. Total rent expense amounted to $3,690, $5,910 and $5,156 for 2001, 2000 and 1999, respectively.

     Future minimum rental commitments as of December 31, 2001 for all noncancellable operating leases are as follows:

       2002                                                        $ 2,185
       2003                                                          1,722
       2004                                                          1,406
       2005                                                          1,058
       2006                                                            604
       Thereafter                                                    2,857
       --------------------------------------------------------------------
       TOTAL                                                       $ 9,832
       ====================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

J. COMMITMENTS AND CONTINGENCIES

     The Company has contracts to provide most of its estimated aluminum requirements with three principal suppliers. These contracts include stipulated prices, with provisions for price adjustments based on market. The three contracts are renegotiable, one each in 2002, 2003 and 2004, respectively.

     Until March 31, 1998, the Company provided insurance for its product liability and workers' compensation claims through MIICA. On March 31, 1998, the Company transferred MIICA's outstanding product and workers' compensation liabilities for losses incurred on or prior to March 31, 1998 to a commercial insurance provider (the "MIICA Insurance Transfer"). Under the terms of the agreements governing the MIICA Insurance Transfer, the commercial insurance provider assumed all of MIICA's product and workers' compensation liabilities for losses incurred prior to March 31, 1998 up to an aggregate limit of $75,000. Holding (PA) has agreed to indemnify the commercial insurance company for losses in excess of this limit. Based on information known to date, the Company believes that the ultimate amount of such losses will not exceed $75,000.

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

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999. On September 27, 2001, the Court of Appeals for the Third Circuit affirmed the dismissal of all claims except for a claim relating to the Company's redemption of stock from the Elizabeth Werner trust and the Anne Werner estate. The Court of Appeals has remanded the claim relating to the stock redemption to the District Court with directions to allow the plaintiffs to file a second amended complaint with respect to that claim only. On December 18, 2001, the Estate and the Trust filed an amended complaint. Count I of the complaint alleges that Holding (PA) made material misrepresentations in connection with the redemption of shares of stock held by the Trust and the Estate. On February 8, 2002, Holding (PA) and the management defendants filed motions to dismiss the Amended Complaint. Those motions are currently pending. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

K. EMPLOYEE RETIREMENT AND BENEFIT PLANS

     The Company sponsors a non-contributory defined benefit plan that covers certain hourly employees and certain other plans under which benefit accruals are frozen. Prior to December 31, 2000, the Company sponsored two non-contributory defined benefit pension plans which provided retirement benefits to substantially all employees and two unfunded non-qualified supplemental retirement plans which provided a defined pension benefit in excess of limits imposed by federal tax law to certain key employees. Effective December 31, 2000, the Company froze benefit accruals under all but one of the plans resulting in recognition of a curtailment gain of $7,905. Also effective December 31, 2000, the two non-contributory defined benefit plans were merged. Pension benefits were not affected by the merger.

     The Company sponsors postretirement life insurance plans which cover substantially all employees and postretirement health-care and other benefit plans which provide benefits to certain key employees. Effective December 31, 2000, the Company's obligation to provide certain postretirement life insurance benefits to certain key employees was settled for vested participants and eliminated for non-vested participants. As a result, the Company recognized a settlement loss of $2,034 and a curtailment gain of $448. At December 31, 2001, the remaining liability related to vested participants totals $1,492 and is included in Accrued Liabilities in the accompanying consolidated balance sheet.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                              PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                  --------------------------------------------------------------------
                                                           2001             2000              2001             2000
                                                  --------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at January 1                          $ 50,182         $ 54,528           $ 2,107          $ 2,597
Curtailment                                                     -          (10,049)                -           (1,023)
Service cost                                                  611            1,909                52               49
Interest cost                                               3,612            4,152               153              196
Plan amendment                                                  -                -               336                -
Actuarial loss                                              2,435            2,376               149              449
Benefits paid                                              (3,045)          (2,734)             (205)            (161)
----------------------------------------------------------------------------------------------------------------------
Benefit obligation at December 31                          53,795           50,182             2,592            2,107

CHANGE IN PLAN ASSETS
Fair value of assets at January 1                          38,404           41,536                 -                -
Losses on plan assets                                      (3,578)          (1,872)                -                -
Employer contributions and accruals                         1,067            1,474               205            2,195
Benefits paid                                              (3,045)          (2,734)             (205)            (161)
Settlement                                                      -                -                 -           (2,034)
----------------------------------------------------------------------------------------------------------------------
Fair value of assets at December 31                        32,848           38,404                 -                -
----------------------------------------------------------------------------------------------------------------------
FUNDED STATUS - (UNDERFUNDED)                             (20,947)         (11,778)           (2,592)          (2,107)
Unrecognized transition (asset) obligation                   (222)            (459)                3                3
Unrecognized prior service cost                               110              118               412                -
Unrecognized net actuarial loss                            10,789            1,572               689              641
----------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                                   $ (10,270)       $ (10,547)         $ (1,488)        $ (1,463)
======================================================================================================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
    BALANCE SHEETS CONSIST OF:
    Other long-term obligations:
      Accrued employee retirement benefits              $ (12,906)       $ (12,877)         $ (1,458)        $ (1,463)
      Minimum pension liability adjustment                (10,817)               -                 -                -
    Accrued liabilities                                         -                -               (30)               -
    Other noncurrent assets:
      Prepaid pension liability                             2,636            2,330                 -                -
      Intangible pension asset                                110                -                 -                -
    Accumulated other non-owner changes
      in equity                                            10,707                -                 -                -
----------------------------------------------------------------------------------------------------------------------

NET AMOUNT RECOGNIZED                                   $ (10,270)       $ (10,547)         $ (1,488)        $ (1,463)
======================================================================================================================

     As of December 31, 2001, the accumulated benefit obligations for all pension plans exceeded the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $12,877, $12,877 and zero, respectively, as of December 31, 2000.

     The assumed health care trend rate for 2002 is 7.3% decreasing ratably to 5.0% in the year 2008. The effect of a one percentage point increase (decrease) in the accrued health-care cost trend rate assumption would increase (decrease) the accumulated postretirement benefit obligation by $125 and ($109), respectively, at December 31, 2001. The effect on the postretirement benefit cost would not be material.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net periodic pension and other postretirement benefit costs consist of the following components:


                                                          PENSION BENEFITS                    POSTRETIREMENT BENEFITS
                                                ------------------------------------------------------------------------------
                                                   2001         2000          1999          2001         2000         1999
                                                ------------------------------------------------------------------------------

COMPONENTS OF NET PERIODIC
     BENEFIT COST
Service cost                                         $ 611      $ 1,909       $ 1,825          $ 52         $ 49        $ 100
Interest cost                                        3,612        4,151         3,708           153          196          141
Expected return on plan assets                      (3,203)      (3,420)       (2,990)            -            -            -
Amortization of transition obligation                 (237)         (66)          (67)            -           35           35
Amortization of prior service cost                       8            3             3             -            -            -
Amortization of actuarial (gain) loss                    -          (84)           99            24           13           (3)
------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              791        2,493         2,578           229          293          273
Curtailment and settlement (gain) loss                   -       (7,905)            -             -        1,586            -
------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost including
     curtailment and settlement (gain) loss          $ 791      $(5,412)      $ 2,578         $ 229      $ 1,879        $ 273
==============================================================================================================================

WEIGHTED AVERAGE ASSUMPTIONS AS
     OF DECEMBER 31
     Discount rate                                   7.00%        7.50%         7.75%         7.00%        7.50%        7.75%
     Expected return on plan assets                  8.50%        8.50%      7.5% - 8.5%
     Rate of compensation increase                    N/A         5.00%         5.00%

     The benefit curtailment and settlement gains, net of $6,104 reflected in the consolidated statement of income for year 2000 includes associated professional fees of $215.

     The Company also sponsors a defined contribution plan which covers substantially all of its employees. For certain employees covered by a collective bargaining agreement, contributions are based on negotiated rates and hours worked; for others, contributions are based on a percentage of employees' contributions and, effective January 1, 2001, were increased based on a combination of the participant's age and length of service. The expense related to these plans was $2,774, $1,485 and $1,270 in 2001, 2000 and 1999, respectively.

     The Company also participates in various multi-employer plans pursuant to collective bargaining agreements. In connection with these plans, the Company contributed and charged to expense $441, $392, and $424 in 2001, 2000, and 1999, respectively.

     The Company has employment contracts with several key employees the most significant of which is the contract with the Company's chief executive officer that provides for deferred incentive compensation associated with a deferred stock plan and retention incentive compensation.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

L. OTHER INCOME (EXPENSE), NET

     Other income (expense), net is comprised of the following:

                                                                            FOR THE YEARS ENDED DECEMBER 31
                                                                        2001             2000             1999
                                                                 -----------------------------------------------
Accounts receivable securitization expense                           $ (1,289)        $ (1,919)        $ (1,458)
Investment income (losses) related to MIICA investments                   627           (1,163)               -
Miscellaneous income (expense), net                                     1,603              859             (609)
----------------------------------------------------------------------------------------------------------------
TOTAL                                                                $    941         $ (2,223)        $ (2,067)
================================================================================================================

     Prior to December 31, 2000, the Company participated in a group credit arrangement related to certain employee insurance coverage whereby the group collectively provided the insurer with credit assurance through letters of credit issued by the participants. The Company was contingently liable up to the amount of its letters of credit totaling $1,362 which were issued under the credit arrangement. As a result of non-performance by one of the other participants, the total amount of the Company's letters of credit were drawn upon by the issuer in January 2001. The credit loss is included in Miscellaneous income (expense), net in year 2000.

M. SEGMENT INFORMATION

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           FOR THE YEARS ENDED DECEMBER 31
                                     2001             2000              1999
                                 ----------------------------------------------
NET SALES
Climbing Products                 $ 456,515        $ 442,772         $ 395,886
Extruded Products                    79,170          102,454           107,779
-------------------------------------------------------------------------------
                                  $ 535,685        $ 545,226         $ 503,665
===============================================================================
OPERATING PROFIT (LOSS)
Climbing Products                 $  53,115        $  46,134         $  43,309
Extruded Products                       (27)           6,853             8,548
Corporate & Other                    (3,599)          (2,363)           (3,722)
-------------------------------------------------------------------------------
                                  $  49,489        $  50,624         $  48,135
===============================================================================
DEPRECIATION AND AMORTIZATION
Climbing Products                 $  12,011        $  10,342         $  10,767
Extruded Products                     1,114            1,325             1,358
Corporate & Other                     4,830            3,824             3,799
-------------------------------------------------------------------------------
                                  $  17,955        $  15,491         $  15,924
===============================================================================
IDENTIFIABLE ASSETS
Climbing Products                 $ 201,559        $ 198,151         $ 189,636
Extruded Products                    37,926           39,859            39,396
Corporate & Other                    45,524           31,864            26,408
-------------------------------------------------------------------------------
                                  $ 285,009        $ 269,874         $ 255,440
===============================================================================
CAPITAL EXPENDITURES
Climbing Products                 $  10,422        $  11,009         $  14,259
Extruded Products                     3,039            1,250             3,641
Corporate & Other                     5,941           14,486             2,552
-------------------------------------------------------------------------------
                                  $  19,402        $  26,745         $  20,452
===============================================================================

     Operating profit (loss) for Corporate & Other includes other income (expense), net; Recapitalization expense amortization; various corporate expenses not allocated to the reportable segments and eliminations. Operating profit for the year 2000 for the Climbing Products and Extruded Products segments includes the impact of benefit plan curtailment and settlement gains of $4,881 and $1,223, respectively, - see Note K. Operating profit for the Climbing Products segment for 2000 also includes the impact of a $1,093 charge related to plant shutdown costs - see Note Q.

     Climbing Products net sales to two significant customers individually exceeded 10% of the Company's total net sales in 2001, 2000 and 1999 as follows:
32% and 16%, 24% and 14%, 23% and 21% of net sales, respectively. No customer included in the Extruded Products segment accounted for more than 10% of the Company's net sales in those years.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

N. SALE OF ACCOUNTS RECEIVABLE

     The Company maintains a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. Under the Receivables Purchase Agreement, which will expire in May 2003, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation ("Funding"), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, therefore no servicing asset or liability has been recorded.

     As of December 31, 2001 and 2000 the Company had transferred, on a recurring basis, $76,469 and $83,109 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $56,382 and $62,870, respectively. In accordance with the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying consolidated statements of income in Other income (expense), net. These costs totaled $1,289, $1,919 and $1,458 in 2001, 2000 and 1999, respectively. The interest rates on the purchased interests at December 31, 2001 and 2000 were 1.96% and 6.53%, respectively. As of December 31, 2001, $20,100 was available but unused under the Receivables Purchase Agreement.

     The key economic assumptions used to measure the undivided interest at the date of the securitization for securitizations completed in 2001 were a discount rate of 2.72% and an estimated life of approximately two months. At December 31, 2001 an immediate adverse change in the discount rate or estimated life of 10% and 20% would not result in a significant reduction in the fair value of the undivided interest. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

     The accompanying consolidated balance sheets at December 31, 2001 and 2000 reflect an allowance for doubtful accounts that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

O. OTHER LONG-TERM OBLIGATIONS


     Other long-term obligations are comprised of the following:


                                                         DECEMBER 31
                                                   2001                 2000
                                          -------------------------------------
Accrued employee retirement benefits             $ 14,364             $ 15,357
Minimum pension liability adjustment               10,817                    -
Deferred incentive compensation                     3,792                2,549
Other                                               1,375                1,487
-------------------------------------------------------------------------------
                                                 $ 30,348             $ 19,393
===============================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

P. BUSINESS ACQUISITION

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

     Had the acquisition been made at the beginning of 1999, the Company's pro forma unaudited results for the year ended December 31, 1999 would have been:

     Net sales                                        $  548,183
     Net income                                       $   11,047

     The above amounts reflect adjustments for depreciation on revalued property, plant and equipment, the use of the LIFO method to determine inventory costs, interest related to the cost of the acquisition, and taxes at an estimated effective tax rate of 38%. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of 1999 or of results which may occur in the future.

Q. PLANT SHUTDOWN RESERVE

     During the quarter ended June 30, 2000, the Company recorded plant shutdown costs of $1,400 associated with a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana and Swainsboro, Georgia facilities. During the quarter ended December 31, 2000, the charge was reduced by $307 to $1,093 due to reopening a portion of the Swainsboro, Georgia facility. The plan reflected the elimination of approximately 240 jobs primarily in manufacturing functions. The affected employees were paid severance, vacation and other benefits totaling approximately $372. Plant shutdown costs also include other estimated exit costs of $721, including continuing lease payments, security and other costs applicable to the leased facilities through the end of the respective non-cancelable lease periods. During the fourth quarter of 2001, the estimate of other exit costs was reduced by $148 from $721 to $573 and were paid as of Janaury 31, 2002.

R. SUPPLEMENTAL GUARANTOR INFORMATION

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                      ---------------------------------------------------------------------------------------
                                                                     COMBINED         NON-
                                         PARENT                      GUARANTOR     GUARANTOR
                                        COMPANY         ISSUER     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                      ---------------------------------------------------------------------------------------
DECEMBER 31, 2001
ASSETS
Current assets:
     Accounts receivable                 $       -      $       -      $       -      $ 54,250     $       -        $ 54,250
     Inventories, net                            -              -         52,916             -             -          52,916
     Other current assets                      344            188         31,739             9             -          32,280
-----------------------------------------------------------------------------------------------------------------------------
        Total current assets                   344            188         84,655        54,259             -         139,446
Property, plant and equipment, net               -              2        111,927             -             -         111,929
Investment in subsidiaries                (135,881)      (110,862)         7,576             -       239,167               -
Other assets                                     5          1,503         32,026           100             -          33,634
-----------------------------------------------------------------------------------------------------------------------------
        Total Assets                     $(135,532)     $(109,169)     $ 236,184      $ 54,359     $ 239,167       $ 285,009
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities           $    (791)     $  23,419      $  51,438      $   (108)    $       -       $  73,958
     Intercompany payable (receivable)     (10,917)      (251,375)       215,400        46,892             -               -
-----------------------------------------------------------------------------------------------------------------------------
        Total current liabilities          (11,708)      (227,956)       266,838        46,784             -          73,958
Long-term debt                                   -        254,668          5,789             -             -         260,457
Other long-term liabilities                      -              -         74,417             -             -          74,417
        Total equity (deficit)            (123,824)      (135,881)      (110,860)        7,575       239,167        (123,823)
-----------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Equity
           (Deficit)                     $(135,532)     $(109,169)     $ 236,184      $ 54,359     $ 239,167       $ 285,009
=============================================================================================================================

December 31, 2000
Assets
Current assets:
     Accounts receivable                 $       -      $       -      $       -      $ 58,332     $       -        $ 58,332
     Inventories, net                            -              -         60,619             -             -          60,619
     Other current assets                      184            (16)         8,494             5             -           8,667
-----------------------------------------------------------------------------------------------------------------------------
        Total current assets                   184            (16)        69,113        58,337             -         127,618
Property, plant and equipment, net               -              2        102,902             -             -         102,904
Investment in subsidiaries                (142,847)      (119,198)         7,115             -       254,930               -
Other assets                                     5          5,176         34,071           100             -          39,352
-----------------------------------------------------------------------------------------------------------------------------
        Total Assets                     $(142,658)     $(114,036)     $ 213,201      $ 58,437     $ 254,930       $ 269,874
=============================================================================================================================

Liabilities and Shareholders'
     Equity (Deficit)
Current liabilities:
     Other current liabilities           $    (571)     $   9,901      $  56,857      $    211     $       -       $  66,398
     Intercompany payable (receivable)     (10,831)      (252,476)       212,196        51,111             -               -
-----------------------------------------------------------------------------------------------------------------------------
        Total current liabilities          (11,402)      (242,575)       269,053        51,322             -          66,398
Long-term debt                                   -        271,386          5,958             -             -         277,344
Other long-term liabilities                      -              -         57,388             -             -          57,388
        Total equity (deficit)            (131,256)      (142,847)      (119,198)        7,115       254,930        (131,256)
-----------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Equity
           (Deficit)                     $(142,658)     $(114,036)     $ 213,201      $ 58,437     $ 254,930       $ 269,874
=============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Supplemental Condensed Consolidating Statements of Income
                                       -----------------------------------------------------------------------------------------
                                                                       Combined         Non-
                                          Parent                      Guarantor       Guarantor
                                          Company        Issuer      Subsidiaries    Subsidiary    Eliminations   Consolidated
                                       -----------------------------------------------------------------------------------------
For the Year Ended
December 31, 2001
     Net sales                              $      -      $      -       $ 535,685        $     -     $       -       $ 535,685
     Cost of sales                                 -             -         379,161              -             -         379,161
     ---------------------------------------------------------------------------------------------------------------------------
     Gross profit                                  -             -         156,524              -             -         156,524
     Selling, general and administrative
        expenses                                  12            51         107,120              -             -         107,183
     Plant shutdown costs                          -             -            (148)             -             -            (148)
     ---------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                     (12)          (51)         49,552              -             -          49,489
     Other(expense) income, net               15,029        15,838          (3,072)         4,670       (31,524)            941
     Interest income (expense)                 1,039        (1,676)        (21,548)        (3,963)            -         (26,148)
     ---------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                             16,056        14,111          24,932            707       (31,524)         24,282
     Income taxes (benefit)                      501          (737)          8,716            247             -           8,727
     ---------------------------------------------------------------------------------------------------------------------------
        Net income                          $ 15,555      $ 14,848       $  16,216        $   460     $ (31,524)      $  15,555
     ===========================================================================================================================

For the Year Ended
December 31, 2000
     Net sales                              $      -      $      -       $ 545,226        $     -     $       -       $ 545,226
     Cost of sales                                 -             -         384,478              -             -         384,478
     ---------------------------------------------------------------------------------------------------------------------------
     Gross profit                                  -             -         160,748              -             -         160,748
     Selling, general and administrative
        expenses                                  20            46         115,069              -             -         115,135
     Benefit plan curtailment and
        settlement gains, net                      -             -          (6,104)             -             -          (6,104)
     Plant shutdown costs                          -             -           1,093              -             -           1,093
     ---------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                     (20)          (46)         50,690              -             -          50,624
     Other(expense) income, net               11,849        12,866          (5,143)         6,640       (28,435)         (2,223)
     Interest income (expense)                 1,034        (3,625)        (20,824)        (4,472)            -         (27,887)
     ---------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                             12,863         9,195          24,723          2,168       (28,435)         20,514
     Income taxes (benefit)                      595        (2,234)          9,146            739             -           8,246
     ---------------------------------------------------------------------------------------------------------------------------
        Net income                          $ 12,268      $ 11,429       $  15,577        $ 1,429     $ (28,435)      $  12,268
     ===========================================================================================================================

For the Year Ended
December 31, 1999
     Net sales                              $      -      $      -       $ 503,665        $     -     $       -        $503,665
     Cost of sales                                 -             -         348,643              -             -         348,643
     ---------------------------------------------------------------------------------------------------------------------------
     Gross profit                                  -             -         155,022              -             -         155,022
     Selling, general and administrative
        expenses                                   -            15         106,872              -             -         106,887
     ---------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                       -           (15)         48,150              -             -          48,135
     Other(expense) income, net               10,727        18,202          (6,490)         4,541       (29,047)         (2,067)
     Interest income (expense)                 1,018        (2,361)        (21,959)        (3,800)            -         (27,102)
     ---------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                             11,745        15,826          19,701            741       (29,047)         18,966
     Income taxes (benefit)                      428         5,132           1,675            414             -           7,649
     ---------------------------------------------------------------------------------------------------------------------------
        Net income                          $ 11,317      $ 10,694       $  18,026        $   327     $ (29,047)       $ 11,317
     ===========================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Supplemental Condensed Consolidating Statements of Cash Flows
                                         --------------------------------------------------------------------------
                                                                         Combined         Non-
                                            Parent                       Guarantor      Guarantor
                                            Company        Issuer      Subsidiaries    Subsidiary    Consolidated
                                         --------------------------------------------------------------------------
For the Year Ended
December 31, 2001
     Net cash from operating activities       $    327       $ (2,284)      $ 46,100           $  3       $ 44,146
     Net cash from investing activities            (86)         4,394        (20,290)             -        (15,982)
     Net cash from financing activities           (241)        (2,128)          (840)             -         (3,209)
     --------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                         -            (18)        24,970              3         24,955
     Cash and cash equivalents at
        beginning of year                            -             22          5,495              1          5,518
     --------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of year                           $      -       $      4       $ 30,465           $  4       $ 30,473
     ==============================================================================================================

For the Year Ended
December 31, 2000
     Net cash from operating activities       $   (300)      $  2,954       $ 31,982           $ (6)      $ 34,630
     Net cash from investing activities            207         (1,899)       (25,006)             -        (26,698)
     Net cash from financing activities             93         (1,450)        (1,923)             -         (3,280)
     --------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                         -           (395)         5,053             (6)         4,652
     Cash and cash equivalents at
        beginning of year                            -            417            442              7            866
     --------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of year                           $      -       $     22       $  5,495           $  1       $  5,518
     ==============================================================================================================

For the Year Ended
December 31, 1999
     Net cash from operating activities       $    658       $ (5,769)      $ 32,661           $  7       $ 27,557
     Net cash from investing activities          1,515          5,018        (38,987)             -        (32,454)
     Net cash from financing activities         (2,174)        (1,450)             -              -         (3,624)
     --------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                        (1)        (2,201)        (6,326)             7         (8,521)
     Cash and cash equivalents at
        beginning of year                            1          2,618          6,768              -          9,387
     --------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of year                           $      -       $    417       $    442           $  7       $    866
     ==============================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the name, age and principal position of each of the directors of Holding (PA), Holding (DE) and the executive officers of the Company. The individuals who constitute the Board of Directors of Holding (PA) also constitute the Board of Directors of Holding (DE) except as noted below.

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

     NAME                    AGE   POSITION(S)
     ----                    ---   -----------

     Donald M. Werner        68    Chairman of the Board of Directors
     Michael E. Werner       42    Vice Chairman of the Board of Directors (1)
     Dennis G. Heiner        58    President and Chief Executive Officer, and
                                   Director
     Robert P. Tamburrino    45    Vice President, Chief Operating Officer (2)
     Peter R. O'Coin         55    Senior Vice President, Operations (3)
     Larry V. Friend         55    Vice President, Chief Financial Officer and
                                   Treasurer
     Edward W. Gericke       44    Senior Vice President, Sales
     Eric J. Werner          39    Vice President, Secretary and General Counsel
     Mamoun Askari           38    Director
     James O. Egan           53    Director
     Charles L. Griffith     47    Director (4)
     James F. Hardymon       67    Director
     Charles K. Marquis      59    Director
     Howard L. Solot         64    Director
     Christopher J. Stadler  37    Director
     Thomas J. Sullivan      39    Director
     Stephen Tempini         42    Director (5)

     (1)  Mr. Werner is a director of Holding (PA) only.
     (2) Mr. Tamburrino announced his resignation as an officer of the Company in March 2002.
     (3) Mr. O'Coin was appointed Senior Vice President, Operations of the Company in March 2002.
     (4)  Mr. Griffith resigned from the Board of Directors on January 17, 2002.
     (5) Mr. Tempini was appointed to the Board of Directors on January 17, 2002 to replace Mr. Griffith.

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

     Michael E. Werner was appointed Vice Chairman of the Board of Directors in January 2001. Mr. Werner is the Managing Partner of Generation Capital Partners I, LLC, a private equity investment firm, since November 2001. Previously, he served as President of the Company's Werner Ladder Co. business unit from 1997 until

January 2001. Mr. Werner joined the Company in 1988 and has held several positions including Vice President-National Accounts and Vice President-Sales & Marketing. Prior to joining the Company, Mr. Werner served as Vice President for Mergers, Acquisitions and Investments at Pacific Holding Co. and, prior to that, as an associate in the Mergers & Acquisitions Department of Goldman, Sachs & Co. Mr. Werner is the nephew of Donald M. Werner and the cousin of Eric J. Werner.

     Dennis G. Heiner has served as President and Chief Executive Officer of Holding (PA) since January 1, 2000 and Holding (DE) and Werner since June 1999. Prior to joining the Company, Mr. Heiner served as Executive Vice President of Black & Decker Corporation since 1989 and was its President-Hardware & Building Products Group Worldwide from 1998 to 1999. Mr. Heiner was President-Security Hardware Worldwide from 1992 to 1998, President-Household Products Worldwide from 1986 to 1992 and Group Vice President-U.S. Household Products from 1985 to 1986. Prior to Black & Decker, Mr. Heiner served as Division President for Beatrice Companies Inc. Window Coverings Division and as Vice President-Finance and then President for their Del Mar Window Coverings Division. Mr. Heiner holds various directorships and officerships at subsidiaries of Holding (PA) and is a director of Franklin Covey Co.

     Robert P. Tamburrino was appointed Vice President, Chief Operating Officer in November 2000 and, in March 2002, announced his resignation from all officer positions of the Company. He joined the Company as Vice President, Chief Financial Officer and Treasurer in December 1998, a position he held until January 2001. Prior to joining the Company, Mr. Tamburrino served as Chief Financial Officer for the steel service center group of Usinor from 1997 to 1998. From 1991 to 1997, he served Usinor subsidiaries as Senior Vice President and Chief Financial Officer of Francosteel Corporation and Executive Vice President and Chief Financial Officer of Edgcomb Metals Company. Mr. Tamburrino held financial and chief executive officer positions with Rome Cable Corp., a manufacturer and distributor of copper electrical wire and cable from 1984 to 1990 and was employed by KPMG Peat Marwick from 1978 to 1984.

     Peter R. O'Coin was appointed Senior Vice President, Operations in March 2002. Mr. O'Coin also holds various officerships at subsidiaries of Holding
(PA). Prior to joining the Company he was President and Chief Executive Officer of West American Rubber Company from 2000 to 2001. From 1993 to 1999, Mr. O'Coin was Vice President, Manufacturing of Kwikset Corporation, a division of Black & Decker. Prior to that, Mr. O'Coin held various positions at General Electric Company, the most recent of which was General Manager of General Electric Lighting.

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

     Edward W. Gericke was appointed Senior Vice President, Sales for Werner Ladder Co. in January 2001. He joined the Company in January 1998 as Vice President, Sales. Prior to joining the Company, Mr. Gericke was employed by Huffy/True Temper from May 1987 to January 1998 where he held multiple positions in sales, marketing and operations; the most recent of which was Vice President, Sales and Marketing.

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

     Charles L. Griffith became a director of Holding (PA) in May 2001 and resigned in January 2002. Mr. Griffith had been an executive of Investcorp or one or more of its wholly-owned subsidiaries from 2000 until his resignation from Investcorp in December 2001. Prior to joining Investcorp, Mr. Griffith was President and Chief Executive Officer of Ingersoll-Dresser Pump Company.

     James F. Hardymon became a director of Holding (PA) in May 2001. Mr. Hardymon had been an executive of Investcorp or one or more of its wholly-owned subsidiaries since 2001. Prior to joining Investcorp, Mr. Hardymon was Chairman and Chief Executive Officer of Textron, Inc. Mr. Hardymon is a director of Air Products & Chemicals, Inc., Fleet Boston Corporation, Lexmark International, Inc., Circuit City Stores, Inc., Schneider Electric, S.A., American Standard Companies, Inc. and Championship Auto Racing Teams, Inc.

     Charles K. Marquis has served as director of Holding (PA) since May 1999. Mr. Marquis has been a senior advisor to Investcorp or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher, LLP. Mr. Marquis is a director of CSK Auto Corporation, Independent Wireless One Corporation, Jostens, Inc. and Tiffany & Co.

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

     Thomas J. Sullivan has served as director of Holding (PA) since July 1999. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Sullivan was Vice President and Treasurer of the Leslie Fay Companies, Inc. (now Leslie Fay Company, Inc.). Mr. Sullivan is a director of Independent Wireless One Corporation.

     Stephen Tempini became a director of Holding (PA) in January 2002. Mr. Tempini has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 2001. Prior to joining Investcorp, Mr. Tempini was Senior Vice President of Proxicom, Inc. from 1998 to 2000 (later acquired by Data Dimensions Holdings plc). Mr. Tempini was First Vice President and Senior Director of Merrill Lynch from 1995 to 1998 and the Manager of Emerging Technology at General Electric Company from 1991 to 1995.

DIRECTOR COMPENSATION

     Neither Holding (PA) nor Holding (DE) pays any additional remuneration to its employees or to executives of Investcorp for serving as directors. Holding
(PA) and Holding (DE) do reimburse their respective directors for any expenses incurred in attending meetings.

SHAREHOLDER RIGHTS AGREEMENT

     Pursuant to the Shareholder Rights Agreement entered into in November 1997,
(i) Class D Investors have a right to designate at least a majority of Holding
(PA)'s Board, (ii) the Chief Executive Officer of Holding (PA) shall be a director, and, (iii) the Management Shareholders are entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors minus one. See "Certain Relationships and Related Transactions - Agreements with Certain Shareholders and Directors - Shareholder Rights Agreement."

ITEM 11. EXECUTIVE COMPENSATION.

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

                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                                                              ---------------------------
                                                                                                            SECURITIES
                                                                                               DEFERRED     UNDERLYING
           NAME AND PRINCIPAL                                                  OTHER ANNUAL      STOCK     OPTIONS/SARS
               POSITIONS                   YEAR      SALARY        BONUS       COMPENSATION   UNITS ($)(a)   (SHARES)
-------------------------------------------------------------------------------------------------------------------------
Dennis G. Heiner (1)                        2001      $525,000      $350,000        $450,506          $ -            $ -
     President, Chief                       2000       525,000             -         392,801            -              -
     Executive Officer                      1999       141,346       525,000         277,140      455,000          1,250

Robert P. Tamburrino (2)                    2001       299,328             -          24,496            -            100
     Vice President,                        2000       265,289       125,000           8,488            -              -
     Chief Operating Officer                1999       250,000       200,000           7,490            -            200

Larry V. Friend (3)                         2001       199,123        80,000          21,426            -            100
     Vice President,                        2000       167,015        25,000          48,998            -              -
     Chief Financial Officer                1999       116,923        45,000             919            -            125
     and Treasurer

Edward W. Gericke (4)                       2001       187,767       125,000          11,926            -            140
     Senior Vice President,                 2000       154,095        50,000           4,633            -              -
     Sales                                  1999       144,049        80,000           5,001            -              -

Eric J. Werner (5)                          2001       197,577       120,000          39,753            -              -
     Vice President, Secretary              2000       191,000        60,000          23,259            -              -
     and General Counsel                    1999       188,907       114,600          23,898            -              -

(a) See the following section "Deferred Stock Plan" for a detailed explanation of amounts in this column.

(1) The amount shown for Mr. Heiner under Salary and Bonus for 1999 was not paid but was deferred by Mr. Heiner under the Deferred Stock Plan for which he received 275 Stock Units. The amount shown for Mr. Heiner under Other Annual Compensation reflects payments of $10,966, $6,350 and $1,101 in respect of life insurance premiums paid by the Company in 2001, 2000 and 1999, respectively, $26,250 in respect of Company contributions made under the 401(k) Plan in 2001, $9,187, $13,143 and $1,032 of imputed income arising from the personal use of a Company provided automobile in 2001, 2000 and 1999, respectively, and retention incentive compensation as set forth in his employment contract of $404,103, $373,308 and $208,000 in 2001, 2000 and 1999, respectively, and $67,007 for moving expenses in 1999.

(2) The amount shown for Mr. Tamburrino under Other Annual Compensation reflects payments of $1,103, $703 and $746 in respect of life insurance premiums paid by the Company in 2001, 2000 and 1999, respectively, $14,323, $3,879 and $2,308 in respect of Company contributions made under the 401(k) Plan in 2001, 2000 and 1999, respectively, $4,030, $3,737 and $4,307 in respect of accrual under postretirement benefit plans in 2001, 2000 and 1999, respectively, and $5,040, $169 and $129 of imputed income arising from the personal use of a Company provided automobile in 2001, 2000 and 1999, respectively.

(3) The amount shown for Mr. Friend under Other Annual Compensation reflects payments of $2,103, $955, $919 in respect of life insurance premiums paid by the Company in 2001, 2000 and 1999, respectively, $12,323 and $1,002 in respect of Company contributions made under the 401 (k) Plan in 2001 and 2000, respectively, $7,000 and $8,349 of imputed income arising from the personal use of a Company provided automobile in 2001 and 2000, respectively, and $38,692 for moving expenses in 2000.

(4) The amount shown for Mr. Gericke under Other Annual Compensation reflects payments of $391 and $291, $346 in respect of life insurance premiums paid by the Company in 2001, 2000 and 1999, respectively, $9,861, $2,558 and $2,999 in respect of Company contributions made under the 401(k) Plan in 2001, 2000 and 1999, respectively, $1,674, $1,784 and $1,222 of imputed income arising from the personal use of a Company provided automobile in 2001, 2000 and 1999, respectively, and $434 of financial planning services in 1999.

(5) The amount shown for Mr. Werner under Other Annual Compensation reflects payments of $14,483, $448 and $7,471 in respect of life insurance premiums paid by the Company in 2001, 2000 and 1999, respectively, $11,855, $3,820 and $3,484 in respect of Company contributions made under the 401(k) Plan in 2001, 2000 and 1999, respectively, $3,850, $3,567 and $4,208 in respect of accruals under postretirement benefit plans in 2001, 2000 and 1999, respectively, $7,203, $8,310 and $6,363 of imputed income arising from the personal use of a Company provided automobile in 2001, 2000 and 1999, respectively, and $2,362, $7,114 and $2,372 of financial planning services in 2001, 2000 and 1999, respectively.

EMPLOYMENT ARRANGEMENTS

     In November 1997, Holding (PA) entered into a three-year employment agreement with Eric J. Werner which was renewed for another three-year term in December 2000. In December 1998, the Company entered into a two-year employment agreement with Robert P. Tamburrino which was amended for an additional two-year period and restated effective January 2001. In April 1999, the Company entered into a three-year employment agreement with Larry V. Friend which was amended in October 2001 to extend the term for an additional three and one-half years. In June 1999, the Company entered into a five and one-half year employment agreement with Dennis G. Heiner. In September 2001, the Company entered into a three-year employment agreement with Edward W. Gericke. The employment agreements for all of these officers are collectively referred to as the "Employment Agreements." The Employment Agreements provide for a base annual salary in the following amounts: $525,000 for Dennis G. Heiner, $300,000 for Robert P. Tamburrino, $200,000 for Edward W. Gericke, $183,000 for Eric J. Werner, and $160,000 for Larry V. Friend. In addition to such executive's salary, the Employment Agreements also provide for an annual bonus payment up to a maximum of 100% of annual salary for Dennis G. Heiner, 70% of annual salary for Robert P. Tamburrino, 60% of annual salary for Edward W. Gericke and Eric J. Werner and 40% of annual salary for Larry V. Friend. This bonus is reduced, within a range of board discretion, to the extent that the Company falls short of EBITDA targets specified in the Employment Agreements. The Employment
Agreements further provide for an additional cash bonus payable at the discretion of the Company's Board of Directors. The employment agreement for Dennis G. Heiner also provides for retention incentive compensation each year up to an additional $360,000, plus interest on amounts unpaid, contingent upon Mr. Heiner remaining in the employ of the Company until the fifth anniversary of his commencement date. Under the Employment Agreements, Holding (PA) may only terminate such executives' employment, without obligation for severance, for cause. Except with respect to Dennis G. Heiner and Robert P. Tamburrino, if an executive's employment is terminated without cause or if an executive terminates his employment for good reason, the Company must (i) pay such executive a lump sum equal to 12 months' base salary, and the most recent annual bonus paid (or earned but not yet paid) prior to termination of employment, and (ii) continue such executive's employee benefits for 12 months. With respect to Dennis G. Heiner, if Mr. Heiner's employment is terminated without cause or if he terminates his employment for good reason, the Company must (i) pay Mr. Heiner a lump sum equal to the sum of $1,050,000 and two times the most recent annual bonus paid (or earned but not yet paid) prior to his termination of employment and (ii) continue his employee benefits for a period of 24 months or until Mr. Heiner receives similar benefits from subsequent employment whichever occurs earlier. With respect to Robert P. Tamburrino, if Mr. Tamburrino's employment is terminated without cause or if he terminates his employment for good reason, the Company must (i) pay Mr. Tamburrino a lump sum equal to the sum of two times his base salary and two times the most recent annual bonus paid (or earned but not yet paid) prior to his termination of employment and (ii) continue his employee benefits for a period of 12 months or until Mr. Tamburrino receives similar benefits from subsequent employment whichever occurs earlier. The Employment Agreements define "cause" as conviction of embezzlement or other felony involving fraud with respect to performance of duties and, subject to notice and opportunity to cure, willful engagement in gross misconduct concerning duties. "Good reason" is defined as a reduction in salary, bonus opportunities or employee benefits from the level in effect as of the commencement date of the respective employment contract, adverse changes in duties and forced relocation.

MANAGEMENT STOCK INCENTIVE PLAN

     In November 1997, Holding (PA) adopted a stock incentive plan, pursuant to which options to purchase Class C Common Stock may be granted to employees and directors of the Company. From December 1998 through July 2001 the Company issued options representing approximately 12% of the outstanding post-Recapitalization common stock to certain members of senior management, including certain of the Named Executive Officers. Awards granted under the plan to employees include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including any change of control of Holding (PA). Each option is subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the seventh anniversary of the date of grant and will expire 30 days thereafter if not exercised. Upon the termination of an optionee's employment with the Company, Holding (PA) has certain rights to repurchase, and the optionee has certain rights to require an affiliate of Investcorp to repurchase (subject to the right, granted to Holding (PA), to repurchase such shares instead of the Investcorp affiliate), the Class C Common Stock purchased by the optionee pursuant to the exercise of his option(s).

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     NUMBER OF        % OF TOTAL
                                    SECURITIES       OPTIONS/SARS
                                    UNDERLYING        GRANTED TO                                              GRANT
                                    OPTION/SAR        EMPLOYEES          EXERCISE        EXPIRATION           DATE
NAME                                  GRANTED       IN FISCAL YEAR        PRICE             DATE            VALUE (1)
-------------------------------------------------------------------------------------------------------------------------
Robert P. Tamburrino                    100             10.7%           $ 2,450.00      March 9, 2008          $  72,432
Larry V. Friend                         100             10.7%           $ 2,450.00      March 9, 2008          $  72,432
Edward W. Gericke                       140             15.0%           $ 2,450.00      March 9, 2008          $ 101,405

(1) For purposes of fair market value disclosures, the fair market value of an option grant is determined using the Black-Scholes option pricing model. See Note G of the Company's Consolidated Financial Statements.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTIONS/SAR VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED IN-
                                                                   OPTIONS/SARS                 THE-MONEY OPTIONS/SARS
                              SHARES                            AT FISCAL YEAR END              AT FISCAL YEAR END ($)
                            ACQUIRED ON       VALUE      -------------------------------------------------------------------
NAME                       EXERCISE (#)   REALIZED ($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
Dennis G. Heiner                       -              -              375              875         $ 10,766         $ 25,121
Robert P. Tamburrino                   -              -              175              425            5,024            9,331
Larry V. Friend                        -              -               38              187            1,091            2,498
Edward W. Gericke                      -              -               48              252            1,378            3,216
Eric J. Werner                         -              -                -              300                -            8,613



     In November 1997, Holding (PA) adopted a Stock Loan Plan in order to make loans to certain members of management entering into certain stock purchase agreements between management participants and the Investors (the "Loan Participants"). Loans made pursuant to the Stock Loan Plan mature in seven years, and bear interest at the Company's effective borrowing rate using the rates under the Revolving Facility of the Senior Credit Facility and the Receivables Purchase Agreement. Holding (PA) negotiates with each Loan Participant the amount of principal to be paid from such Loan Participant's annual bonus. The Stock Loan Plan requires each Loan Participant to enter into a pledge agreement and to execute a secured promissory note. Shares with an aggregate fair market value of $147,000, $3,019,000 and $1,932,000 were purchased in 2001, 2000 and 1999, respectively, pursuant to the Stock Loan Plan and management stock purchase agreements.

DEFERRED STOCK PLAN

     Effective August 1999, the Company adopted the Werner Co. Deferred Stock Plan (the "Deferred Stock Plan"). The Deferred Stock Plan is administered by a committee of the Board of Directors of the Company (the "Committee"). Pursuant to the Deferred Stock Plan, Dennis G. Heiner (the "Participant") is given the opportunity on or before December 31 of each year to make an irrevocable election to defer all or part of his salary and/or bonus for the next year subject to the approval of the Committee. If the Participant makes, and the Committee approves, such an election, the Committee shall grant to the Participant Stock Units (as hereinafter defined) determined by dividing the portion of the Participant's deferred salary and/or bonus by the fair market value of a share of Class C Common Stock as of the applicable pay date. Under the Deferred Stock Plan, the Participant is entitled to receive Stock Units which are defined as non-voting units of measurement which are deemed for recordkeeping purposes to be equivalent to shares of Class C Common Stock, such that, one Stock Unit is equal to one outstanding share of the Company's Class C Common Stock. Distribution of benefits under the Deferred Stock Plan shall be made to the Participant on the first business day of the first month following his termination of service, or immediately upon a change in control, and shall be made in an equivalent whole number of shares of Class C Common Stock. The Company has certain rights to repurchase the shares of Class C Common Stock distributed to the Participant upon the cessation of his employment or upon a sale or initial public offering of the Company as defined in the Deferred Stock Plan. Under the Deferred Stock Plan as of December 31, 1999, Mr. Heiner has earned 275 Stock Units from salary and bonus compensation. In addition, Mr. Heiner is entitled to receive 1,033 Stock Units pursuant to his employment agreement. Such Stock Units will be vested over a three-year period from the date of his employment through June 15, 2002 and the Company recognizes the related compensation expense over the three-year vesting period. In 2001, 2000 and 1999, the Company recognized $840,000, $840,000 and $455,000, respectively, of compensation expense related to Mr. Heiner's Stock Units.

PENSION PLANS

     The benefits for all salaried employees under the Retirement Plan for Employees of Werner Holding Co. (DE), Inc. (the "Retirement Plan"), a funded, tax-qualified defined benefit pension plan, and for certain stated executives under the Werner Holding Co. (DE), Inc. Supplemental Pension Plan A and/or the Werner Holding Co. (DE), Inc. Supplemental Pension Plan B (the "Supplemental Pension Plans") were frozen as of December 31, 2000. Effective January 1, 2001, Company contributions under the 401(k) Plan were increased. No further benefits will accrue under the Retirement Plan or the Supplemental Pension Plans for service after December 31, 2000. The following table shows the annual benefits accrued as of December 31, 2000 for each of the Named Executive Officers. These amounts would be payable at age 65.

                                              SUPPLEMENTAL
                             RETIREMENT          PENSION
               NAME              PLAN              PLAN             TOTAL
-------------------------   --------------    --------------    --------------
Dennis G. Heiner                  $ 3,562         $       -          $  3,562
Robert P. Tamburrino                4,599             6,446            11,045
Larry V. Friend                     3,891             1,770             5,661
Edward W. Gericke                   6,017                 -             6,017
Eric J. Werner                     29,000            25,698            54,698

     The Supplemental Pension Plans are unfunded, non-qualified plans which provide lifetime annual pension benefits to certain stated executives in excess of benefits payable under the Retirement Plan, due to Retirement Plan limitations imposed by the Employee Retirement Income Security Act ("ERISA"), plus additional other benefits. Supplemental Pension Plan A covers all members of the Company's former Management Committee and Supplemental Pension Plan B covers most of the elected corporate officers. Supplemental Pension Plan benefits are a function of service and final average compensation (both frozen as of December 31, 2000). Executives must have spent at least ten years of service as either an elected salaried corporate officer or a member of the former Management Committee of the Company and retire from the Company after age 55 to be eligible. Eligibility for the supplemental plans is conditioned upon participants' compliance with a non-competition agreement.

CONSULTING AND SEPARATION AGREEMENT

     On January 24, 2001, in connection with Michael E. Werner's resignation as an officer and employee of the Company, the Company entered into an agreement regarding Mr. Werner's termination of employment and future consulting services. Pursuant to the agreement, Mr. Werner serves as a Director and Vice Chairman of the Board of Holding (PA) and was paid a separation payment of $500,000 and benefits as set forth in the agreement. In addition, the Company engaged Mr. Werner to provide consulting services to the Company for a one-year period commencing February 19, 2001, in return for monthly payments of approximately $22,083 during the term of the consulting arrangement. Mr. Werner was also paid an incentive payment of $250,000 on February 18, 2002 with an opportunity to receive an additional amount at the Board of Directors' discretion as set forth in the agreement. During 2001 Mr. Werner received payments of $16,709 in respect of life insurance premiums paid by the Company, $4,036 in respect of Company contributions made under the 401(k) Plan, $2,288 for financial planning services and $2,700 for moving expenses.

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

     The Class A Stock, Class B Stock and Class D Common Stock are the only classes of Holding (PA)'s capital stock that have the power to vote. The Class A Stock and Class B Stock each possesses the right to one vote per share. The Class D Common Stock possesses the right to 50.6818 votes per share. Investcorp and the Investors beneficially own approximately 67% of the outstanding voting stock of Holding (PA). In addition, the Investors own 3,952 shares of Class C Common Stock and 45,000 shares of Class E Common Stock. See "Certain Relationships and Related Transactions-Agreements with Certain Shareholders and Directors."

     The table sets forth as of December 31, 2001 (i) each person known by the Company to be the beneficial owner of more than 5% of each class of voting stock of Holding (PA), (ii) each person who is a director of Holding (PA) or Named Executive Officer of the Company who is known to beneficially own shares of voting stock of Holding (PA) and (iii) all directors of Holding (PA) and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.


                                                    NUMBER OF        PERCENT
                                                    SHARES (1)       OF CLASS
                                                    ------------   -------------
CLASS A VOTING STOCK
Noel Berk-Rauch                                             142            7.6%
Aleena R. Shapiro (2)                                       110            5.9%
Howard L. Solot (3)                                         277           14.7%
Donald M.Werner                                             304           16.2%
Richard L. Werner (4)                                       331           17.6%
Ronald E. Werner (5)                                        240           12.8%
All directors and executive officers as a group,
      including certain of the above named persons          716           38.1%

                                                    NUMBER OF        PERCENT
                                                    SHARES (1)       OF CLASS
                                                    ------------   -------------
CLASS B VOTING STOCK
Howard L. Solot (6)                                       1,083            5.0%
Bruce D. Werner Trust (7)                                 1,399            6.4%
Craig R. Werner Trust (8)                                 1,508            6.9%
Michael E. Werner Revocable Trust (9)                     1,496            6.9%
Donald M. Werner (10)                                       601            2.8%
Eric J. Werner (11)                                       1,384            6.4%
Ronald E. Werner (12)                                     1,856            8.5%
All directors and executive officers as a group,
      including certain of the above named persons        4,564           21.0%

                                                    NUMBER OF        PERCENT
                                                    SHARES (1)       OF CLASS
                                                    ------------   -------------
CLASS D VOTING STOCK
INVESTCORP S.A. (13) (14)                                 1,000          100.0%
SIPCO Limited (15)                                        1,000          100.0%
CIP Limited (16) (17)                                       920           92.0%
Ballet Limited (16) (17)                                     92            9.2%
Denary Limited (16) (17)                                     92            9.2%
Gleam Limited (16) (17)                                      92            9.2%
Highlands Limited (16) (17)                                  92            9.2%
Noble Limited (16) (17)                                      92            9.2%
Outrigger Limited (16) (17)                                  92            9.2%
Quill Limited (16) (17)                                      92            9.2%
Radial Limited (16) (17)                                     92            9.2%
Shoreline Limited (16) (17)                                  92            9.2%
Zinnia Limited (16) (17)                                     92            9.2%
INVESTCORP Investment Equity Limited (14)                    80            8.0%


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

(12) Includes 1,145.74 shares of Class B Stock held in the name of the Robert I. Werner Irrevocable Trust and 200.17 shares of Class B Stock held in the name of the Florence J. Werner Irrevocable Trust. Mr. Werner disclaims the beneficial ownership of all of these shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AGREEMENTS WITH CERTAIN SHAREHOLDERS AND DIRECTORS

     Consulting and Financial Services Agreements

     In November 1997, the Company entered into an agreement for management advisory and consulting services for a five-year term with Investcorp International, Inc. ("III"), pursuant to which the Company prepaid III $5.0 million.

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

     In connection with Michael E. Werner's resignation as an officer and employee of the Company effective January 24, 2001, the Company entered into a consulting and separation agreement with Mr. Werner. Pursuant to the consulting and separation agreement, Mr. Werner provided consulting services to the Company for a one-year period commencing February 19, 2001, in exchange for monthly payments of approximately $22,083 during the term of the consulting arrangement. The Company and Mr. Werner have not extended the consulting arrangement.

     Shareholder Rights Agreement

     In November 1997, Holding (PA) executed the Shareholder Rights Agreement with each of the Management Shareholders and each holder of Class D Common Stock ("Class D Investors"). The Shareholder Rights Agreement contains the following provisions: (i) the right, following an initial public offering of Holding
(PA)'s capital stock, in favor of the Class D Investors to require the Management Shareholders to sell their remaining equity interests in Holding (PA) if the Class D Investors decide to sell as a group 85% or more of their remaining equity interests in the Company and the Class D Investors hold at that time (prior to giving effect to the proposed sale) more than 80% of the shares of Class D Common Stock purchased by the Investors in November 1997, (ii) the right in favor of all holders of Holding (PA)'s capital stock, during the period until, but ending prior to, an initial public offering, to participate on a pro rata basis in equity financings by the Company (other than issuances of equity securities in connection with stock incentive or compensation plans approved by Holding (PA)'s Board of Directors or in connection with business acquisitions by Holding (PA)) if the securities to be issued by the Company are not being issued at fair market value as determined in good faith by Holding (PA)'s Board of Directors, (iii) certain demand and piggy-back registration rights in favor of the Class D Investors and certain piggy-back registration rights in favor of all other shareholders of Holding (PA), (iv) the obligation of the Management Shareholders to enter into certain customary "lock-up" agreements with underwriters in future public offerings, and (v) an agreement by the Class D Investors and the Management Shareholders to vote their respective shares such that (a) at least a majority of Holding (PA)'s Board will consist of persons designated by the Class D Investors, (b) the Chief Executive Officer of Holding
(PA) shall be a director and (c) the Management Shareholders shall be entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors (rounded to the nearest whole number) minus one.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a) (1) Financial Statements:

                  The financial statements set forth in the Index are filed as part of this Annual Report on Form 10-K.

               (2) Financial Statement Schedules:

               The information required by schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is provided elsewhere herein or is either not required or is inapplicable and therefore has been omitted.

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

         10.1         Shareholder Agreement, dated as of November 24, 1997, by and among Holding (PA),
                      Investcorp Investment Equity Limited, certain other holders of shares of Class D Common
                      Stock of Holding (PA) and the other individuals listed on  the signature pages thereto
                      (filed as Exhibit 10.2 to Holding (DE)'s Form S-4 Registration Statement No.
                      333-46607 and incorporated herein by reference).

         10.2         Form of Employment Agreement, dated as of November 24, 1997, between Werner Management
                      Co. and certain named executive  officers (filed as Exhibit 10.3 to Holding (DE)'s Form S-4
                      Registration Statement No. 333-46607 and incorporated herein by reference).

         10.3         Form of Amendment No. 1 to Employment Agreement, dated as of January 1, 1999, by and between Werner Co., successor by merger to Werner  Management  Co. and certain named  executive  officers  (filed as Exhibit 10.39 to Holding  (DE)'s Annual Report on Form 10-K for the fiscal year ended  December  31, 1999 and  incorporated  herein by reference).

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

         10.13        First Amendment, dated as of June 30, 2001, to the Credit Agreement, dated as of November 24,
                      1997, among Werner Holding Co. (DE), Inc., the Guarantors party hereto, the lending institutions party to the Credit Agreement, and Bankers Trust Company, as Administrative Agent (filed as
                      Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

         10.14        Form of Second Stock Option Modification Agreement (filed as Exhibit 10.1 to Holding (DE)'s
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

         10.15        Amended and Restated Retirement Plan for Employees of Werner  Holding Co. (DE), Inc. (filed as
                      Exhibit  10.14 to Holding  (DE)'s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).

         10.16        Amended and Restated Supplemental Pension Plan A Applicable to Key Executives of Werner Holding Co.
                      (DE), Inc., its Parent and Subsidiaries (filed as Exhibit 10.15 to Holding (DE)'s Annual Report on
                      Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).

         10.17        Amended and Restated Supplemental Pension Plan B Applicable to Elected Salaried Corporate Officers of
                      Werner Holding Co. (DE), Inc., its Parent and Subsidiaries (filed as Exhibit 10.16 to Holding (DE)'s
                      Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).

         10.18        Werner Co. Short Term Variable Pay Bonus Compensation Plan (filed as Exhibit 10.2 to Holding (DE)'s
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------
         10.19        Amended and Restated Werner Holding Co. (DE), Inc. Employee Savings Plan (filed as Exhibit 10.1 to
                      Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended
                      March 31, 2001 and incorporated herein by reference).

         10.20        Form of Management Stock Purchase Agreement between Stepup Limited,  Werner Holding Co. (PA),  Inc. and certain individuals (filed as Exhibit 10.19 to Holding (DE)'s Form  S-4  Registration Statement No.
                      333-46607 and incorporated herein by reference).

         10.21        Form of Loan and Pledge Agreement of Werner Holding Co. (PA), Inc. (filed as Exhibit 10.20 to Holding
                      (DE)'s Form S-4 Registration Statement No. 333-46607 and      incorporated herein by reference).

         10.22        Agreement for  Management  Advisory,  Strategic  Planning and  Consulting  Services between the Company and Investcorp International,  Inc. (filed as Exhibit 10.21 to Holding  (DE)'s Form S-4  Registration
                      Statement No. 333-46607 and incorporated herein by reference).

         10.23        Financing Advisory Agreement between the Company and Investcorp International Inc. (filed as Exhibit
                      10.22 to Holding (DE)'s Form S-4  Registration  Statement  No. 333-46607 and incorporated herein by reference).

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

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------
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

         10.33        Consulting and Separation Agreement between Werner Holding Co. (PA), Inc., Werner
                      Co. and Michael E. Werner dated January 24, 2001 (filed as Exhibit 10.33 to
                      Holding (DE)'s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).

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

         10.38        Employment  Agreement  dated as of September 30, 2001 between Werner Co. and Edward
                      W. Gericke.

         10.39        Amended and Restated Employment Agreement between Werner Co. and Robert P.
                      Tamburrino (filed as Exhibit 10.2 to Holding (DE)'s Quarterly Report on Form 10-Q
                      for the quarter ended September 30, 2001 and incorporated herein by reference).

         10.40        Employment Agreement dated as of April 5, 1999, as amended by Amendment No. 1 dated May 31,
                      2000 and Amendment No. 2 dated October 31, 2001, between Werner Co. and Larry V. Friend.

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

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBITS
     ------                             -----------------------
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

         10.46        Independent  Contractor/Consulting  Agreement between Werner Holding Co. (PA), Inc. and Donald M.
                      Werner, dated January 1, 2000 (filed as Exhibit  10.46 to Holdings (DE)'s Annual  Report on Form 10-K
                      for the fiscal year ended  December 31, 1999 and incorporated herein by reference).

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


WERNER HOLDING CO. (PA), INC.                WERNER HOLDING CO. (DE), INC


By:   /s/ DENNIS G. HEINER                   By:    /s/ DENNIS G. HEINER
    -------------------------------               ----------------------------
    Dennis G. Heiner                              Dennis G. Heiner
    President                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-registrants and in the capacities indicated on March 29, 2002.


    /s/ DONALD M. WERNER         Chairman of the Board of
----------------------------     Directors of Co-registrants
        Donald M. Werner

    /s/ MICHAEL E. WERNER        Vice Chairman of the
----------------------------     Board of Directors of Co-registrants
        Michael E. Werner

    /s/ DENNIS G. HEINER         President and Chief Executive Officer of
----------------------------     Holding (PA) and Holding (DE) (Principal
        Dennis G. Heiner         Executive Officer of Co-registrants), Director

    /s/ LARRY V. FRIEND          Vice President, Chief Financial Officer and
----------------------------     Treasurer (Principal Financial Officer and
        Larry V. Friend          Principal Accounting Officer of Co-registrants)


    /s/ MAMOUN ASKARI            Director
----------------------------
        Mamoun Askari

   /s/ JAMES O. EGAN             Director
----------------------------
       James O. Egan

   /s/ JAMES F. HARDYMON         Director
----------------------------
       James F. Hardymon

   /s/ CHARLES K. MARQUIS        Director
----------------------------
       Charles K. Marquis

   /s/ HOWARD L. SOLOT           Director
----------------------------
       Howard L. Solot

  /s/ CHRISTOPHER J. STADLER     Director
----------------------------
      Christopher J. Stadler

  /s/ THOMAS J. SULLIVAN         Director
----------------------------
      Thomas J. Sullivan

  /s/ STEPHEN TEMPINI           Director
----------------------------
      Stephen Tempini