Form 10-Q
period 2005-03-31
WERNER HOLDING CO INC /PA/; WERNER HOLDING CO INC /DE/
filed 2005-05-20
CIK 1056121, 1056112

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

Commission File No. 333-46607-12	Commission File No. 333-46607

WERNER HOLDING CO. (PA), INC.	WERNER HOLDING CO. (DE), INC.
(Exact name of Co-registrant as specified in its charter)	(Exact name of Co-registrant as specified in its charter)

Pennsylvania	25-0906895	Delaware	25-1581345
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

93 Werner Rd.	16125	1105 North Market St.,	19899
Greenville, Pennsylvania (Address of principal executive offices)	(Zip Code)	Suite 1300 Wilmington, Delaware	(Zip Code)
(Address of principal executive offices)

(724) 588-2550	(302) 478-5723
(Co-registrant’s telephone number including area code)	(Co-registrant’s telephone number including area code)

     Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☐ No

Not applicable

Indicate by check mark whether each of the Co-registrants is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No

     Indicate the number of shares outstanding of each of the Co-registrants’ classes of common stock, as of March 31, 2005:

Werner Holding Co. (PA), Inc.	1,134.0315 shares of Class A Common Stock
13,237.9952 shares of Class B Common Stock
4,053.8021 shares of Class C Common Stock
603.3543 shares of Class D Common Stock
27,150.9299 shares of Class E Common Stock

Werner Holding Co. (DE), Inc.	1,000 shares of Common Stock

INDEX

WERNER HOLDING CO. (PA), INC.

WERNER HOLDING CO. (DE), INC.

FORM 10-Q
Period Ended March 31, 2005

The financial statements included herein are that of Werner Holding Co. (PA), Inc. (“Holding (PA)”). The Co-registrants are Holding (PA) and Werner Holding Co. (DE), Inc. (the “Issuer”), which is a wholly-owned subsidiary of Holding (PA). Holding (PA) has no substantial operations or assets other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. As used herein and except as the context otherwise may require, the “Company” or “Werner” means, collectively, Holding (PA), the Issuer and all of their consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.
WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31	December 31
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,847	$36,960
Accounts receivable	34,655	24,553
Allowance for doubtful accounts	(1,459)	(1,348)
Income taxes receivable	4,396	9,406
Inventories	65,057	63,254
Deferred income taxes	2,262	2,171
Other	3,473	2,326

Total current assets	130,231	137,322
Property, plant and equipment, net	114,458	114,455
Other assets:
Deferred income taxes	16,266	16,266
Deferred financing fees, net	9,220	9,360
Other	7,821	6,155

	33,307	31,781

Total assets	$277,996	$283,558

Liabilities, preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$26,058	$23,731
Accrued liabilities	26,011	27,877
Current maturities of long-term debt	24,024	23,886

Total current liabilities	76,093	75,494
Long-term obligations:
Long-term debt	313,623	310,924
Reserve for product liability and workers’ compensation claims	43,598	43,399
Other long-term obligations	34,275	33,920

Total liabilities	467,589	463,737

Convertible preferred stock	81,389	77,733

Shareholders’ deficit:
Common stock	1	1
Additional paid-in-capital	36,230	39,891
Accumulated deficit	(292,099)	(282,804)
Accumulated other comprehensive income (loss)	(14,545)	(14,390)
Notes receivable arising from stock loan plan	(569)	(610)

Total shareholders’ deficit	(270,982)	(257,912)

Total liabilities, preferred stock and shareholders’ deficit	$277,996	$283,558

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31
	2005	2004

Net sales	$102,130	$101,654
Cost of sales	76,932	70,003

Gross profit	25,198	31,651
General and administrative expenses	7,933	6,949
Selling and distribution expenses	21,167	19,289
Restructuring and other cost reduction initiatives	2,795	2,476

Operating profit (loss)	(6,697)	2,937
Other income (expense), net	(428)	(117)

Income (loss) before interest and taxes	(7,125)	2,820
Interest expense	7,110	5,812

Income (loss) before income taxes	(14,235)	(2,992)
Income tax (benefit)	(4,940)	(1,132)

Net income (loss)	(9,295)	(1,860)
Convertible preferred stock dividends and accretion	3,656	3,193

Net income (loss) attributable to common shareholders	$(12,951)	$(5,053)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(Dollars in Thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive		Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Other	Equity (Deficit)

Balance at January 1, 2005	$1	$39,891	$(282,804)	$(14,390)	$(610)	$(257,912)
Non-owner equity changes:
Net income (loss)	—	—	(9,295)	—	—	(9,295)
Derivative instruments-amounts reclassified to income (net of deferred tax of $91)	—	—	—	(155)	—	(155)

Total comprehensive income (loss)						(9,450)
Common stock relinquished in connection with stock loan plan	—	(5)	—	—	—	(5)
Convertible preferred in-kind dividends	—	(2,797)	—	—	—	(2,797)
Accretion of preferred stock	—	(859)	—	—	—	(859)
Forgiven notes receivable arising from stock loan plan	—	—	—	—	41	41

Balance at March 31, 2005	$1	$36,230	$(292,099)	$(14,545)	$(569)	$(270,982)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31
	2005	2004

Operating Activities
Net income (loss)	$(9,295)	$(1,860)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	4,534	3,344
Amortization of deferred financing fees and original issue discount	754	699
Amortization of deferred costs	1,015	1,094
Provision for (recoveries of) losses on accounts receivable	135	(104)
Provision for product liability and workers’ compensation claims	2,343	2,985
Payment of product liability and workers’ compensation claims	(2,144)	(3,078)
Deferred income taxes	—	1,646
Changes in operating assets and liabilities:
Changes in receivables purchase facility	(3,100)	—
Accounts receivable	(7,002)	23,816
Income taxes receivable	5,010	(2,961)
Inventories	(1,803)	(6,151)
Accounts payable	2,327	(455)
Other assets and liabilities, net	(5,556)	1,395

Net cash provided (used) by operating activities	(12,782)	20,370

Investing Activities
Capital expenditures	(1,519)	(1,921)

Net cash used by investing activities	(1,519)	(1,921)

Financing Activities
Repayment of notes receivable arising from stock loan plan	—	18
Repayments of long-term debt	(300)	(144)
Payment of deferred financing fees	(512)	—
Other	—	(15)

Net cash used by financing activities	(812)	(141)

Net increase (decrease) in cash and cash equivalents	(15,113)	18,308
Cash and cash equivalents at beginning of period	36,960	9,594

Cash and cash equivalents at end of period	$21,847	$27,902

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

A. Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., (“Holding (PA)”) include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. (“Issuer”) and the Issuer’s wholly-owned subsidiaries (collectively the “Company”). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

B. Inventories

     Components of inventories are as follows:

	March 31	December 31
	2005	2004

Finished goods	$44,618	$41,668
Work-in-process	11,626	10,879
Raw materials and supplies	20,092	20,430

	76,336	72,977
Less excess of cost over LIFO stated values	11,279	9,723

Net inventories	$65,057	$63,254

C. Debt

     Effective as of March 31, 2005 an agreement related to the First Lien Senior Credit Facility was executed to, among other things, waive the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005 and to defer the requirement to provide audited financial statements for the year ended December 31, 2004 until May 10, 2005. The Company incurred costs totaling $512 in connection with the agreement. The costs have been deferred and will be amortized over the remaining life of the facility using the effective interest method along with previously existing unamortized costs.

     Effective as of May 10, 2005 the Company successfully executed a $100,000 Senior Secured Second Lien Credit Facility and its First Lien Senior Credit Facility was amended to modify certain financial covenants and provide for other changes (see Note N).

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

D. Sales of Accounts Receivable

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of March 31, 2005 and December 31, 2004, the Company had sold, on a recurring basis, $69,842 and $61,564 of accounts receivable in exchange for $30,900 and $34,000 in cash and an undivided interest in accounts receivable of $38,886 and $27,355, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in “Other income (expense), net.”

     Effective as of May 10, 2005, the Company terminated its existing Receivables Purchase Facility and executed an Accounts Receivable Financing Facility (see Note N).

E. Preferred Stock

     In June 2003, the Company issued $65,000 of Series A Preferred Stock which is more fully described in Note G of the Company’s Annual Report on Form 10-K for year ended December 31, 2004. During the three months ended March 31, 2005, quarterly preferred dividends in the amount of $2,797 were payable and, in lieu of cash dividend payments, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividends. The dividends were recorded by reducing additional paid-in capital and increasing the balance of convertible preferred stock. The dividends, which increased the liquidation preference of preferred stock to $82,698 as of March 31, 2005, are presented as an adjustment to arrive at net income attributable to common shareholders in the condensed consolidated statements of income. If all the Series A Preferred shares had been converted as of March 31, 2005, 16,776 shares of Class F Common Stock would have been issued.

     As a result of an elective put available to its holders, the Series A Preferred Stock will have a redemption price equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred stock is being accreted to its redemption value through December 31, 2006 using the effective interest method. Accretion recorded during the three months ended March 31, 2005 was $859. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the condensed consolidated statements of income.

F. Shipping and Handling Fees and Expenses

     All shipping and handling fees billed to customers are classified as revenues. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $13,061 and $12,120 are included in the caption entitled, “Selling and distribution expenses” in the condensed consolidated statements of income for the three months ended March 31, 2005 and 2004, respectively.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

G. Employee Retirement and Benefit Plans

     The following provides the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Service cost	$201	$158	$20	$17
Interest cost	1,228	939	48	49
Expected return on plan assets	(887)	(620)	—	—
Amortization of prior service cost	13	10	3	5
Amortization of actuarial loss	334	199	20	10

Net periodic benefit cost	$889	$686	$91	$81

     The Company expects to contribute $1,628 during 2005 to a trust established for its noncontributory defined benefit plan. During the three months ended March 31, 2005 contributions to the trust totaled $306.

H. Stock-Based Compensation

     The Company measures stock-based compensation costs associated with its Stock Option Plan using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, as revised, there would have been no effect on net income as reported.

Note I. Comprehensive Income

     Comprehensive income (loss) is summarized as follows:

	Three Months Ended
	March 31
	2005	2004

Net income (loss)	$(9,295)	$(1,860)
Unrealized gain (loss) on derivative instruments, net of tax	(155)	(607)

Comprehensive income (loss)	$(9,450)	$(2,467)

J. Commitments and Contingencies

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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

K. Segment Information

     The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company’s reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company’s most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company’s segments for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31
	2005	2004

Net Sales
Climbing Products	$82,274	$84,827
Extruded Products	19,856	16,827

	$102,130	$101,654

Operating Profit (Loss)
Climbing Products	$(5,634)	$4,952
Extruded Products	77	(1,040)
Corporate and Other	(1,140)	(975)

	$(6,697)	$2,937

     Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments, certain costs not associated with the ongoing operations of the reportable segments and eliminations. “Other income (expense), net” reflected in the consolidated statements of income is also not allocated to the reportable segments.

     Operating profit (loss) for the three months ended March 31, 2005 for the Climbing Products segment includes $2,795 of costs related to restructuring and other cost reduction initiatives and $2,491 of associated startup and realignment costs. For the three months ended March 31, 2004, operating profit (loss) for the Climbing Products segment includes $2,194 of costs related to restructuring and other cost reduction initiatives and $903 of associated startup and realignment costs.

     Operating profit (loss) for the Extruded Products segment for the three months ended March 31, 2004 includes $282 of costs related to restructuring and other cost reduction initiatives.

L. Restructuring and Other Cost Reduction Initiatives

     A restructuring and downsizing program was initiated in early 2004 which, in part, accelerates and expands the manufacturing and distribution optimization activities initiated in 2003. During the second quarter of 2003, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities and began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003 and the remaining operations related to climbing products are expected to cease during 2005.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

L. Restructuring and Other Cost Reduction Initiatives__Continued

     In February 2004, the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations ceased at this facility effective November 1, 2004 and the facility’s distribution center is expected to cease operations during the second half of 2005. Depreciation expense for this facility is being recognized on an accelerated basis through the date operations are expected to cease. The Company intends to sell this facility. An active program to locate a buyer was initiated during the first quarter of 2005.

     In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions which primarily resulted in charges of severance and termination benefits due to headcount reductions.

     Costs incurred in connection with the above-described activities during the quarter ended March 31, 2005 and 2004 are included in the income statement caption entitled, “Restructuring and other cost reduction initiatives” and consist of the following:

	Three Months Ended
	March 31
	2005	2004

Equipment relocation and disposal costs	$1,137	$78
Accelerated depreciation	1,077	—
Employee severance and termination benefits	519	2,294
Other associated costs	62	104

	$2,795	$2,476

     The liability for severance and termination benefits totaled $665 at December 31, 2004. During the three months ended March 31, 2005, expense of $519 was recorded and payments totaling $586 were disbursed resulting in a liability for severance and termination benefits of $598 at March 31, 2005. The liability accrued at March 31, 2005 is expected to be paid in 2005.

     The costs reflected above are costs associated with exit or disposal activities as defined by FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities or costs incurred in connection with exit activities recorded pursuant to Statement No. 112, Employers’ Accounting for Postemployment Benefits. Management believes there are other costs related to the restructuring activities that are both nonrecurring and incremental. These costs include start-up and wind-down costs associated with manufacturing facilities and duplicate freight and handling costs. These costs, which are recorded in the income statement captions, “Cost of sales” and “Selling and distribution expenses”, were as follows:

	Three Months Ended
	March 31
	2005	2004

Cost of sales	$1,291	$171
Selling and distribution expenses	1,200	732

	$2,491	$903

     The total costs associated with the above-described restructuring activities are expected to range from $55,000 to $60,000 through 2008. Costs incurred through March 31, 2005 total $35,918.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

M. Supplemental Guarantor Information

     The Company’s debt includes borrowings under the First Lien Senior Credit Facility and the 10% Senior Subordinated Notes maturing November 15, 2007 (the “Notes”). The issuer of the debt is Werner Holding Co. (DE), Inc. (the “Issuer”). Werner Holding Co. (PA), Inc. (the “Parent Company”) has provided a full, unconditional, joint and several guaranty of the Issuer’s obligation under the First Lien Senior Credit Facility and the Notes. In addition, the Issuer’s wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively, the “Guarantor Subsidiaries”) have provided full, unconditional, joint and several guarantees of the First Lien Senior Credit Facility and the Notes.

     Following is condensed consolidated financial information for the Parent Company, the Issuer, the Guarantor Subsidiaries and Werner Funding Corporation (the “Non-Guarantor Subsidiary”). Separate financial statements of the Issuer and the Guarantor Subsidiaries are not required to be presented under Rule 3-10 of Regulation S-X and they would not provide additional information that is material to investors. Further, the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

     Investments in subsidiaries are accounted for on the equity method of accounting. Earnings at subsidiaries are, therefore, reflected in the respective investment accounts of the Parent Company and the Issuer. The investment in subsidiaries and intercompany balances and transactions have been eliminated in consolidation. Income taxes are allocated generally on a separate return basis with reimbursement for losses utilized on a consolidated basis in accordance with a tax sharing agreement between the Company and each of its subsidiaries.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

M. Supplemental Guarantor Information–Continued

	Supplemental Condensed Consolidating Balance Sheets
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

March 31, 2005
Assets
Current assets:
Accounts receivable	$—	$—	$645	$34,010	$—	$34,655
Inventories, net	—	—	65,057	—	—	65,057
Other current assets	605	(3,771)	33,231	454	—	30,519

Total current assets	605	(3,771)	98,933	34,464	—	130,231
Property, plant and equipment, net	—	1	114,457	—	—	114,458
Investment in subsidiaries	(208,220)	(120,256)	6,682	—	321,794	—
Other assets	—	10,295	23,012	—	—	33,307

Total Assets	$(207,615)	$(113,731)	$243,084	$34,464	$321,794	$277,996

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$29,153	$46,902	$38	$—	$76,093
Intercompany payable (receivable)	(18,022)	(227,772)	218,050	27,744	—	—

Total current liabilities	(18,022)	(198,619)	264,952	27,782	—	76,093
Long-term debt	—	293,108	20,515	—	—	313,623
Other long-term liabilities	—	—	77,873	—	—	77,873
Convertible preferred stock	81,389	—	—	—	—	81,389
Total equity (deficit)	(270,982)	(208,220)	(120,256)	6,682	321,794	(270,982)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(207,615)	$(113,731)	$243,084	$34,464	$321,794	$277,996

December 31, 2004
Assets
Current assets:
Accounts receivable	$—	$—	$572	$23,981	$—	$24,553
Inventories, net	—	—	63,254	—	—	63,254
Other current assets	725	(4,812)	53,206	396	—	49,515

Total current assets	725	(4,812)	117,032	24,377	—	137,322
Property, plant and equipment, net	—	1	114,454	—	—	114,455
Investment in subsidiaries	(198,532)	(112,381)	6,868	—	304,045	—
Other assets	—	10,389	21,392	—	—	31,781

Total Assets	$(197,807)	$(106,803)	$259,746	$24,377	$304,045	$283,558

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$26,053	$49,400	$41	$—	$75,494
Intercompany payable (receivable)	(17,628)	(227,330)	227,490	17,468	—	—

Total current liabilities	(17,628)	(201,277)	276,890	17,509	—	75,494
Long-term debt	—	293,006	17,918	—	—	310,924
Other long-term liabilities	—	—	77,319	—	—	77,319
Convertible preferred stock	77,733	—	—	—	—	77,733
Total equity (deficit)	(257,912)	(198,532)	(112,381)	6,868	304,045	(257,912)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(197,807)	$(106,803)	$259,746	$24,377	$304,045	$283,558

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

M. Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

For the Three Months Ended March 31, 2005
Net sales	$—	$—	$102,130	$—	$—	$102,130
Cost of sales	—	—	76,932	—	—	76,932

Gross profit	—	—	25,198	—	—	25,198
Selling, general and administrative expenses	—	4	29,096	—	—	29,100
Restructuring and other cost reduction initiatives	—	—	2,795	—	—	2,795

Operating (loss) profit	—	(4)	(6,693)	—	—	(6,697)
Other income (expense), net	(9,524)	(7,955)	(748)	360	17,439	(428)
Interest income (expense)	354	(2,537)	(4,282)	(645)	—	(7,110)

Income (loss) before income taxes (benefit)	(9,170)	(10,496)	(11,723)	(285)	17,439	(14,235)
Income taxes (benefit)	125	(963)	(4,003)	(99)	—	(4,940)

Net Income (Loss)	$(9,295)	$(9,533)	$(7,720)	$(186)	$17,439	$(9,295)

For the Three Months Ended March 31, 2004
Net sales	$—	$—	$101,654	$—	$—	$101,654
Cost of sales	—	—	70,003	—	—	70,003

Gross profit	—	—	31,651	—	—	31,651
Selling, general and administrative expenses	—	4	26,234	—	—	26,238
Restructuring and other cost reduction initiatives	—	—	2,476	—	—	2,476

Operating (loss) profit	—	(4)	2,941	—	—	2,937
Other income (expense), net	(2,261)	(1,173)	(268)	467	3,118	(117)
Interest income (expense)	246	(2,124)	(3,191)	(743)	—	(5,812)

Income (loss) before income taxes (benefit)	(2,015)	(3,301)	(518)	(276)	3,118	(2,992)
Income taxes (benefit)	(155)	(1,021)	430	(386)	—	(1,132)

Net Income (Loss)	$(1,860)	$(2,280)	$(948)	$110	$3,118	$(1,860)

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

M. Supplemental Guarantor Information–Continued

	Supplemental Condensed Consolidating Statements of Cash Flows
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Consolidated

For the Three Months Ended March 31, 2005
Net cash from operating activities	$394	$954	$(14,130)	$—	$(12,782)
Net cash from investing activities	(394)	(442)	(683)	—	(1,519)
Net cash from financing activities	—	(512)	(300)	—	(812)

Net increase (decrease) in cash and cash equivalents	—	—	(15,113)	—	(15,113)
Cash and cash equivalents at beginning of period	—	2	36,956	2	36,960

Cash and cash equivalents at end of period	$—	$2	$21,843	$2	$21,847

For the Three Months Ended March 31, 2004
Net cash from operating activities	$259	$1,271	$18,841	$(1)	$20,370
Net cash from investing activities	(278)	(1,271)	(372)	—	(1,921)
Net cash from financing activities	18	(159)	—	—	(141)

Net increase (decrease) in cash and cash equivalents	(1)	(159)	18,469	(1)	18,308
Cash and cash equivalents at beginning of period	1	2	9,588	3	9,594

Cash and cash equivalents at end of period	$—	$(157)	$28,057	$2	$27,902

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

N. Subsequent Events

Financing Subsequent to March 31, 2005

     On May 10, 2005 the Company executed a $100,000 Senior Secured Second Lien Credit Facility (“Second Lien Facility”) and realized net proceeds of $94,150. Net proceeds of $91,700 were used to repay amounts outstanding under the Company’s existing First Lien Senior Credit Facility (“First Lien Facility”) and the remaining cash of $2,450 was retained for general corporate purposes. The First Lien Facility debt repaid included prepayment of $65,000 of the existing First Lien Term Loan, reducing the balance currently outstanding to $90,000, and repayment of the total amount outstanding of $26,700 under the First Lien Revolving Credit Facility. The Second Lien Facility is scheduled to mature on the earlier of December 11, 2009, or May 15, 2007 if the Company’s 10% Senior Subordinated Notes are not refinanced, prior to that date, to a date later than June 11, 2010.

     The amount outstanding under the Second Lien Facility will bear interest based on management’s selection of a fluctuating rate option that includes: (i) LIBOR plus an interest margin of 10.00% or (ii) an alternate base rate plus an interest margin of 9.00%. In either case, 1.50% of the interest payable will be capitalized as additional loans under the Second Lien Facility. The alternate base rate is defined as the higher of the prime rate or the Federal Funds rate plus 0.50%. The Second Lien Facility is secured by all of the assets of the Company and its subsidiaries consistent with those securing the First Lien Facility, and will be guaranteed by each guarantor under the First Lien Facility. The liens securing the Second Lien Facility will be second in priority to the liens securing the First Lien Facility.

     The financial covenants of the Second Lien Senior Credit Facility include a maximum ratio of total secured indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. Covenants of the Second Lien Facility are substantially similar to those of the Company’s existing First Lien Senior Credit Facility as amended (see below).

Amendment of the First Lien Senior Credit Facility Subsequent to March 31, 2005

     Effective as of May 10, 2005 the First Lien Facility was amended in conjunction with the execution of the Second Lien Facility described above to, among other things, eliminate the requirement to comply with previously existing debt leverage and cash interest coverage ratios and to initiate new financial covenant requirements. Each calendar quarter beginning June 30, 2005 through December 31, 2007 certain minimum EBITDA levels must be attained and certain maximum ratios must be satisfied, including total secured indebtedness to EBITDA and total first lien secured indebtedness to EBITDA. In addition, the determination of the amount of net proceeds from asset sales that must be applied to prepay the First Lien Term Loan was modified to require 50% of the first $40,000 of net proceeds and all net proceeds in excess of $40,000 be applied to reduce the First Lien Term Loan. The amendment also permanently waived the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005. The amendment provides for an increase of 0.50% in the annual rate charged on the Term Loan and Revolving Credit Facility borrowings.

Accounts Receivable Financing Facility Executed and Receivables Purchase Agreement Terminated Subsequent to March 31, 2005

     Effective as of May 10, 2005, Werner Funding Corporation (“Funding”), the Company’s wholly-owned special purpose bankruptcy-remote entity, executed an Accounts Receivable Financing Facility (“Receivables Facility”) with a financial institution that provides a maximum $50,000 revolving line of credit based on a borrowing base calculation. The amount available is determined weekly and is based on 82% of Funding’s eligible accounts receivable reduced by certain amounts that primarily reflect the risk profile of the Company’s customers. The Receivables Facility expires on the earlier of May 31, 2009 or upon the expiration of the First Lien Facility. Funding will acquire all of the Company’s trade receivables on a daily basis. The purchases by Funding will be financed through the sale of a variable percentage ownership interest in such receivables to the financial institution or institutions acceptable to it. The Company has agreed to continue servicing the sold receivables for the financial institution; therefore, no servicing asset or liability will be recorded. The Receivables Facility is collateralized by the assets of Funding.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands)

N. Subsequent Events–Continued

     Fees on advances under the Receivables Facility will be determined based on management’s selection of an available fluctuating rate option that include LIBOR plus 2.00% or the prime lending rate plus 1.00%. The agreement also provides for an unused facility fee equal to 0.50% per annum on the unused portion of the Receivables Facility. Early termination fees of 2.00% and 1.00% of the aggregate facility will be payable if the Receivables Facility is terminated by the Company prior to May 10, 2006 and May 10, 2007, respectively.

     Proceeds upon executing the Receivables Facility of $31,172 were used to repurchase the total outstanding interest of $30,900 under the then-existing Receivables Purchase Agreement (see Note D) and to pay fees and expenses incurred in connection with the execution of the Receivables Facility. The Receivables Purchase Agreement was terminated in conjunction with the execution of the Receivables Facility.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this document and the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. This document contains, in addition to historical information, forward-looking statements that are subject to risks and other uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements. In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

Executive Summary

     Werner is the largest U.S. manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components. Werner’s climbing products are sold to four major distribution channels which include home improvement and other retail, hardware and professional. The Company’s climbing products segment generated 81% of the Company’s consolidated net sales in the three months ended March 31, 2005. The extruded products business primarily involves “make-to-order” products for the automotive, electronics, architectural and construction industries. Extruded products generated 19% of consolidated net sales during the first three months of 2005.

     Net sales for the three months ended March 31, 2005 totaled $102.1 million which is an increase of $0.4 million, or 0.5%, from net sales recorded in the first quarter of the prior year. The increase is due to higher sales of extruded products which more than offset a decline in sales of climbing products.

     The Company incurred an operating loss for the first three months of 2005 of $6.7 million which is $9.6 million lower than operating profit of $2.9 million for the first three months of the prior year. The major factors negatively impacting profitability are rising raw material and freight costs, a less profitable product mix for climbing products and higher restructuring and related costs.

     A restructuring and downsizing program was initiated in early 2004 which, in part, accelerated and expanded certain manufacturing and distribution optimization activities that were initiated in 2003. A summary of these initiatives follows:

•	In February 2004, the Company announced that it planned to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations at this facility ceased effective November 1, 2004 and the distribution center is expected to cease operations during the second half of 2005. The Company intends to sell this facility. An active program to locate a buyer was initiated during the first quarter of 2005.

•	During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility located in Mexico. In early 2004, the Company began construction of a large manufacturing and ladder assembly plant in Juarez, Mexico. Construction was completed and production commenced during the third quarter of 2004. Production is expected to gradually ramp-up until full capacity is achieved during 2006.

•	In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions. This program will be continued through 2005.

     The manufacturing and distribution optimization activities initiated during 2003 included the transfer of all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost facilities. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003 and the remaining operations related to climbing products are expected to cease during 2005. The Company also began an initiative that was completed in 2004 to focus the Greenville facility on the Extruded Products segment of the Company’s business. During 2004 the Company also ceased production of wood stepladders at its Carrollton,

Kentucky manufacturing facility. Wood stepladder customers are being served by outsourcing production to a third party. Wood attic ladder production continues at the Carrollton facility

     Cumulative costs associated with restructuring and optimization activities through 2008, including costs associated with completing the initiatives described above, are expected to range from $55 million to $60 million. Aggregate costs of $35.9 million have been incurred for these activities through March 31, 2005, including the $24.3 million incurred in 2004 and $5.3 million incurred in the first three months of 2005. Costs incurred to date include $3.4 million of non-cash accelerated depreciation. The annual benefits expected to be realized upon implementation of the restructuring and optimization initiatives through 2008 are estimated to approximate $40 million. The program is expected to continue through 2008 although initiatives beyond those expected to be implemented during 2005 have not yet been finalized. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred or that the estimated benefits will be realized. Accordingly, these estimates are forward-looking and may ultimately be materially different than currently estimated due to the uncertainty of the underlying estimates and assumptions. The estimated costs include facility exit costs, employee severance and related benefit costs, employee and equipment relocation costs, costs associated with disposal of fixed assets, duplicate freight and handling costs during transition and wind-down and start-up costs associated with manufacturing facilities.

Financing Occurring Subsequent to March 31, 2005

     During May 2005 the Company successfully closed a $100 million Senior Secured Second Lien Term Loan. Net proceeds of $91.7 million were used to repay amounts outstanding under the Company’s existing First Lien Senior Credit Facility including prepayment of $65.0 million of the First Lien Senior Credit Term Loan and the repayment of the total amount outstanding of $26.7 million under the First Lien Senior Credit Revolving Facility.

     Effective as of March 31, 2005 an agreement related to the First Lien Senior Credit Facility was executed to, among other things, waive the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005 and to defer the requirement to provide audited financial statements for the year ended December 31, 2004 until May 10, 2005. Effective May 10, 2005, the First Lien Senior Credit Facility was amended in conjunction with the repayments described above to, among other things, initiate new financial covenant requirements beginning June 30, 2005 through December 31, 2007.

     The purpose of the Second Lien Term Loan and the amendment to the First Lien Senior Credit Facility was to provide the Company the liquidity and the covenant relief necessary to successfully complete the restructuring and optimization program.

Results of Operations—Quarter Ended March 31, 2005 as Compared to Quarter Ended March 31, 2004

     Net Sales. Net sales increased $0.4 million, or 0.5%, to $102.1 million for the quarter ended March 31, 2005 from $101.7 million for the quarter ended March 31, 2004.

     Net sales of climbing products decreased by $2.5 million, or 3.0%, to $82.3 million for the quarter ended March 31, 2005 from $84.8 million for the quarter ended March 31, 2004. The decline is due to the absence of sales to Home Depot partially offset by increased sales to other customers. Sales to Home Depot ended in the first quarter of 2004. The increase in sales to other customers is primarily due to higher unit sales volumes in the retail and the professional channels.

     Net sales of extruded products of $19.9 million for the quarter ended March 31, 2005 increased by $3.0 million, or 18.0%, compared to the quarter ended March 31, 2004. The increase primarily reflects the impact of higher aluminum prices and higher unit sales volumes.

     Gross Profit. Gross profit declined by $6.5 million, or 20.4%, to $25.2 million for the quarter ended March 31, 2005 from $31.7 million for the quarter ended March 31, 2004. Gross profit as a percentage of net sales in the quarter ended March 31, 2005 declined to 24.7% from 31.1% for the quarter ended March 31, 2004. The lower gross profit is largely due to the impact of commodity material inflation, a less profitable sales mix and higher costs of $1.1 million related to manufacturing inefficiencies associated with the start-up and realignment related to the Company’s restructuring and other cost reduction initiatives.

     General and Administrative Expenses. General and administrative expenses were $7.9 million for the quarter ended March 31, 2005 compared to $6.9 million for the quarter ended March 31, 2004, an increase of $1.0 million or 14.2%. The increase in the current quarter primarily reflects higher professional fees of $0.6 million mostly incurred in connection with the financing activities that were consummated subsequent to March 31, 2005 and $0.4 million of severance and related benefits incurred in the current quarter upon the separation of a former executive officer.

     Selling and Distribution Expenses. Selling and distribution expenses increased by $1.9 million, or 9.7%, to $21.2 million for the quarter ended March 31, 2005 compared to $19.3 million for the quarter ended March 31, 2004. The increase primarily reflects rising freight and other distribution costs and higher advertising expenses. Costs in the first three months of 2005 and 2004 related to distribution inefficiencies associated with restructuring and other cost reduction activities totaled $1.2 million and $0.7 million, respectively.

     Restructuring and other Cost Reduction Initiatives. Costs incurred during the three months ended March 31, 2005 relating to the previously-described restructuring and other cost reduction activities total $5.3 million. These costs include $2.8 million related primarily to equipment relocation and disposal costs and accelerated depreciation related to the Anniston facility which is expected to cease operations in the second half of 2005. Also included is $1.3 million recorded in Cost of sales and $1.2 million in Selling and distribution expenses for costs relating to winding down and starting up manufacturing facilities.

     Operating Profit. Operating profit declined by $9.6 million to an operating loss of $6.7 million for the quarter ended March 31, 2005 from operating income of $2.9 million for the quarter ended March 31, 2004. The decline is primarily due to a reduction in the profitability of the Climbing Products segment.

     Operating profit of the Climbing Products segment decreased by $10.6 million to an operating loss of $5.6 million in the first quarter of 2005. The decline in profitability primarily reflects rising raw material costs, a less profitable sales mix and higher restructuring and related costs. Operating costs for the first three months of 2005 include $5.3 million for restructuring and related costs which were $2.2 million greater than similar costs incurred in the prior year quarter.

     The Extruded Products segment reported operating profit of $0.1 million for the quarter ended March 31, 2005 compared to an operating loss of $1.0 million for the quarter ended March 31, 2004. The improvement in operating profit of $1.1 million is primarily due to higher net sales resulting from higher aluminum prices and higher unit sales volumes, improved manufacturing performance and the absence of restructuring and related charges in the current quarter compared to costs of $0.3 million incurred in the first three months of 2004.

     Corporate and Other expenses increased by $0.2 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 primarily due to professional fees of $0.6 million mostly incurred in connection with the financing activities completed subsequent to March 31, 2005 partially offset by reductions in other corporate expenses.

     Other Income (Expense), Net. Other income (expense), net was net expense of $0.4 million for the quarter ended March 31, 2005, an increase in expense of $0.3 million compared to the first quarter of 2004. The increase primarily reflects higher costs associated with the receivables purchase agreement due primarily to a higher level of utilization in the current quarter.

     Interest Expense. Interest expense increased by $1.3 million to $7.1 million for the quarter ended March 31, 2005 from $5.8 million for the quarter ended March 31, 2004. The increase is due to higher average levels of debt outstanding and higher average interest rates in the current quarter.

     Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year.

     The effective tax benefit rate of 34.7% applied to the pre-tax loss for the quarter ended March 31, 2005 approximates the Federal statutory rate of 35% but is lower than the 37.8% rate applied to the pre-tax loss for the three months ended March 31, 2004. The decrease in the tax benefit rate in the current quarter is primarily due to lower expected state income tax benefits.

     Net Income (Loss). Net loss increased by $7.4 million to a net loss $9.3 million for the quarter ended March 31, 2005 compared to net loss of $1.9 million for the quarter ended March 31, 2004 as a result of all the above factors.

Liquidity and Capital Resources

     Long-term debt and current maturities total $337.6 million as of March 31, 2005. The balance includes $133.9 million of Notes reflected net of unamortized original issue discount, $155.0 million related to a First Lien Term Loan, $26.7 million outstanding under the First Lien Revolving Facility, $17.0 million of capitalized lease obligations and $5.0 million of other debt. The First Lien Senior Credit Facility provides for the Term Loan and a $50 million Revolving Facility. The available borrowings under the Revolving Facility are reduced by amounts issued under a letter of credit subfacility which totals $23.3 million at March 31, 2005.

     The First Lien Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the First Lien Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements. Effective May 10, 2005 the First Lien Senior Credit Facility was amended (see Liquidity and Capital Resources—Amendment of the First Lien Senior Credit Facility Subsequent to March 31, 2005).

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of March 31, 2005, the Company sold $69.8 million of accounts receivable in exchange for $30.9 million in cash and an undivided interest in the accounts receivable of $38.9 million. Effective May 10, 2005 a new accounts receivable financing facility was executed (see Liquidity and Capital Resources—Accounts Receivable Financing Facility Executed and Receivables Purchase Agreement Terminated Subsequent to March 31, 2005).

     Net cash used in operating activities was $12.8 million for the three months ended March 31, 2005 compared to $20.4 million of cash provided by operating activities during the first three months of the prior year. The net cash provided by operating activities in the first quarter of 2004 was due in large part to the collection from Home Depot of substantially all of accounts receivable balance as of December 31, 2003. The net cash used by operating activities in the first quarter of 2005 was largely due to the operating loss incurred for the first quarter, an increase in operating working capital over the fourth quarter of 2004 and the payment of certain liabilities that were accrued as of December 31, 2004. These uses of cash were partially offset by the receipt of the Federal income tax refund of $10.1 million resulting from carrying back the 2004 net operating loss for federal income tax purposes to recover taxes paid in an earlier profitable year.

     Net cash used for investing activities was $1.5 million in the current period compared to $1.9 million in the prior year period which reflects lower capital expenditures in the current period.

     Net cash used for financing activities was $0.8 million for the three months ended March 31, 2005 compared to net cash used of $0.1 million during the prior year period. Financing activities for the current period include payment of fees of $512 relating to the change to the First Lien Senior Credit Facility.

     The Company’s ability to make scheduled payments of principal on existing indebtedness or to refinance its indebtedness (including the Notes), or to fund planned capital expenditures or to finance acquisitions (although the Company has not entered into any pending agreements for acquisitions), will depend on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company expects that 2005 financial performance will be negatively impacted by competitive pricing pressures in the marketplace, significantly higher commodity material and freight costs, higher product liability insurance costs and other factors. The impact of these factors on the Company’s operating results is likely to require the Company to implement operational changes and the Company plans to initiate action to effect such changes. Based on the current and anticipated level of operations, management believes that cash flow from operations and available cash, together with borrowings under the First Lien Senior Credit Facility and sales of accounts receivable under the new Receivable Financing Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months.

Financing Subsequent to March 31, 2005

     On May 10, 2005 the Company executed a $100 million Senior Secured Second Lien Credit Facility (“Second Lien Facility”) and realized net proceeds of $94.2 million. Net proceeds of $91.7 million were used to repay amounts outstanding under the Company’s existing First Lien Senior Credit Facility (“First Lien Facility”) and the remaining cash of $2.5 million was retained for general corporate purposes. The First Lien Facility debt repaid included prepayment of $65.0 million of the existing First Lien Term Loan, reducing the balance currently outstanding to $90.0 million, and repayment of the total amount outstanding of $26.7 million under the First Lien Revolving Credit Facility. The Second Lien Facility is scheduled to mature on the earlier of December 11, 2009, or May 15, 2007 if the Company’s 10% Senior Subordinated Notes are not refinanced, prior to that date, to a date later than June 11, 2010.

     The amount outstanding under the Second Lien Facility will bear interest based on management’s selection of a fluctuating rate option that includes: (i) LIBOR plus an interest margin of 10.00% or (ii) an alternate base rate plus an interest margin of 9.00%. In either case, 1.50% of the interest payable will be capitalized as additional loans under the Second Lien Facility. The alternate base rate is defined as the higher of the prime rate or the Federal Funds rate plus 0.50%. The Second Lien Facility is secured by all of the assets of Company and its subsidiaries consistent with those securing the First Lien Facility, and will be guaranteed by each guarantor under the First Lien Facility. The liens securing the Second Lien Facility will be second in priority to the liens securing the First Lien Facility.

     The financial covenants of the Second Lien Senior Credit Facility include a maximum ratio of total secured indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. Covenants of the Second Lien Facility are substantially similar to those of the Company’s existing First Lien Senior Credit Facility as amended (see below).

Amendment of the First Lien Senior Credit Facility Subsequent to March 31, 2005

     Effective as of May 10, 2005 the First Lien Facility was amended in conjunction with the execution of the Second Lien Facility described above to, among other things, eliminate the requirement to comply with previously existing debt leverage and cash interest coverage ratios and to initiate new financial covenant requirements. Each calendar quarter beginning June 30, 2005 through December 31, 2007 certain minimum EBITDA levels must be attained and certain maximum ratios must be satisfied, including total secured indebtedness to EBITDA and total first lien secured indebtedness to EBITDA. In addition, the determination of the amount of net proceeds from asset sales that must be applied to prepay the First Lien Term Loan was modified to require 50% of the first $40 million of net proceeds and all net proceeds in excess of $40 million be applied to reduce the First Lien Term Loan. The amendment also permanently waived the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005. The amendment provides for an increase of 0.50% in the annual rate charged on the Term Loan and Revolving Credit Facility borrowings.

Accounts Receivable Financing Facility Executed and Receivables Purchase Agreement Terminated Subsequent to March 31, 2005

     Effective as of May 10, 2005, Werner Funding Corporation (“Funding”), the Company’s wholly-owned special purpose bankruptcy-remote entity, executed an Accounts Receivable Financing Facility (“Receivables Facility”) with a financial institution that provides a maximum $50 million revolving line of credit based on a borrowing base calculation. The amount available is determined weekly and is based on 82% of Funding’s eligible accounts receivable reduced by certain amounts that primarily reflect the risk profile of the Company’s customers. The Receivables Facility expires on the earlier of May 31, 2009 or upon the expiration of the First Lien Facility. Funding will acquire all of the Company’s trade receivables on a daily basis. The purchases by Funding will be financed through the sale of a variable percentage ownership interest in such receivables to the financial institution or institutions acceptable to it. The Company has agreed to continue servicing the sold receivables for the financial institution; therefore, no servicing asset or liability will be recorded. The Receivables Facility is collateralized by the assets of Funding.

     Fees on advances under the Receivables Facility will be determined based on management’s selection of an available fluctuating rate option that include LIBOR plus 2.00% or the prime lending rate plus 1.00%. The agreement also provides for an unused facility fee equal to 0.50% per annum on the unused portion of the

Receivables Facility. Early termination fees of 2.00% and 1.00% of the aggregate facility will be payable if the Receivables Facility is terminated by the Company prior to May 10, 2006 and May 10, 2007, respectively.

     Proceeds upon executing the Receivables Facility of $31.2 million were used to repurchase the total outstanding interest of $30.9 million under the then-existing Receivables Purchase Agreement and to pay fees and expenses incurred in connection with the execution of the Receivables Facility. The Receivables Purchase Agreement was terminated in conjunction with the execution of the Receivables Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. There have been no material changes in market risk from changes in interest rates from that disclosed in the Company’s most recent Annual Report on Form 10-K.

     The Company does not have operations in foreign countries subject to material foreign currency exchange risk. International sales were not material to the Company’s operations for the three months ended March 31, 2005. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. Currently the Company has no outstanding futures contracts related to its Climbing Products segment. The cost of other raw materials used in the manufacture of the Company’s products that are not covered by the Company’s hedging program, including steel, fiberglass and plastic, have also increased.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that these controls and procedures are effective.

     (b) Changes in Internal Control over Financial Reporting

     There have been no significant changes in the internal control over financial reporting that occurred during the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. In the opinion of management, the amount of any ultimate liability with respect to these proceedings and claims will not have a material adverse effect on its results of operations, financial position or cash flows.

ITEM 6. EXHIBITS

     (a) Exhibits:

3.1	Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.2	By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.3	Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.5	Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.6	Werner Holding Co. (PA), Inc. Statement of Correction to Statement with Respect to Powers, Preferences and Relative Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.7	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

WERNER HOLDING CO. (PA), INC.

Date: May 19, 2005	/s/ LARRY V. FRIEND

Larry V. Friend
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

WERNER HOLDING CO. (DE), INC.

Date: May 19, 2005	/s/ LARRY V. FRIEND

Larry V. Friend
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)